Form 10QSB
period 1998-09-30
MOUND CITY FINANCIAL SERVICES INC
filed 1998-11-16
CIK 1025776

Form 10-QSB


[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         Commission File Number 333-53797

                       MOUND CITY FINANCIAL SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

            WISCONSIN                                39-1867686
    (State or other jurisdiction          (IRS Employer Identification No.)
    of incorporation or organization)

                25 East Pine Street, Platteville, Wisconsin 53818
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (608) 348-2685


                                      N/A
                    (Former name, former address and former
                   fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes ___         No X


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             29,336 shares of Issuer's Common Stock, no par value,
                issued and outstanding as of September 30, 1998

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements............................................1

          Consolidated  Balance  Sheets  (Unaudited)   September  30,
          1998 and December 31, 1997..........................................2

          Consolidated Statements of Income (Unaudited)
          Three months and Nine months ended September 30, 1998 and 1997......3

          Consolidated Statements of Comprehensive Income (Unaudited)
          Three months and Nine months ended September 30, 1998 and 1997......4

          Consolidated Statements of Changes in
          Stockholders' Equity (Unaudited)
          Nine months ended September 30, 1998 and 1997.......................5

          Consolidated Statements of Cash Flows (Unaudited)
          Nine months ended September 30, 1998 and 1997.......................6

          Notes to Financial Statements.......................................7

     Item 2 - Management's Discussion and Analysis or Plan of Operation.......8

PART II -- OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds......................19

     Item 6 - Exhibits and Reports on Form 8-K...............................19

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

The  following   unaudited   consolidated   financial   statements  include  all
adjustments, which in the opinion of management, are necessary in order to make such financial statements not misleading.

MOUND CITY FINANCIAL SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
September 30, 1998 and December 31, 1997
--------------------------------------------------------------------------------
                                                    (Unaudited)
                                                     September         December
ASSETS                                                30, 1998         31, 1997
--------------------------------------------------------------------------------
Cash and due from banks                          $   2,862,853    $   3,495,103
Federal funds sold                                   1,669,000        4,562,000
Interest-bearing deposits in banks                       7,320            ---
                                                 -------------------------------
     Cash and cash equivalents                       4,539,173        8,057,103
Available for sale securities
     stated at fair value                           19,190,258       19,956,739
Loans receivable                                    95,099,978       88,427,414
     Less allowance for estimated loan losses       (1,179,877)      (1,159,300)
Office buildings and equipment, net                  4,297,040        4,343,474
Accrued interest receivable and other assets         2,921,347        2,489,203
                                                 -------------------------------
     Total assets                                $ 124,867,919    $ 122,114,633
                                                 ===============================


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Liabilities:
  Deposits:
     Demand                                      $   9,129,171    $  10,029,112
     Savings and NOW                                39,566,103       34,400,049
     Other Time                                     59,260,793       64,721,866
                                                 -------------------------------
          Total deposits                           107,956,067      109,151,027
   Short-term borrowings                             3,530,834        4,376,625
   Long-term borrowings                              4,000,000            ---
   Accrued interest payable & other liabilities      1,968,540        1,771,702
                                                 -------------------------------
          Total liabilities                        117,455,441      115,299,354
                                                 -------------------------------

Commitments and contingencies

Stockholders' equity:

   Common stock                                         26,940           26,940
   Surplus                                           6,270,446        6,270,446
   Retained earnings                                   943,143          362,546
                                                 -------------------------------
                                                     7,240,529        6,659,932
     Less treasury stock                                (8,066)          (5,056)
   Accumulated other comprehensive income              180,015          160,403
                                                 -------------------------------
          Total stockholders' equity                 7,412,478        6,815,279
                                                 -------------------------------
          Total liabilities and stock-
               holders' equity                   $ 124,867,919    $ 122,114,633
                                                 ===============================

MOUND CITY FINANCIAL SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------
                                                    Three months ended             Nine months ended
                                             --------------------------------------------------------------
                                                September       September       September      September
                                                30, 1998        30, 1997        30, 1998       30, 1997
                                             --------------------------------------------------------------
Interest income:
   Interest and fees on loans                $   2,034,378    $  1,900,713    $  6,040,208   $  5,537,215
   Interest on investment securities               270,761         290,723         837,958        901,660
   Interest on federal funds sold                   48,269          52,089          99,809         76,867
   Interest on deposits in banks                       604             198           6,224            674
                                             --------------------------------------------------------------
              Total interest income              2,354,012       2,243,723       6,984,199      6,516,416
                                             --------------------------------------------------------------
Interest expense:
   Interest on deposits                          1,254,835       1,285,555       3,789,140      3,540,187
   Interest on short-term borrowings                67,048          69,243         206,833        115,405
   Interest on long-term borrowings                 55,789           ---           108,348          ---
                                             --------------------------------------------------------------
              Total interest expense             1,377,672       1,354,798       4,104,321      3,655,592
                                             --------------------------------------------------------------
              Net interest income before
              provision for loan losses            976,340         888,925       2,879,878      2,860,824
Provision for loan losses                           45,000          30,000         120,000         90,000
                                             --------------------------------------------------------------
              Net interest income after
              provision for loan losses            931,340         858,925       2,759,878      2,770,824
                                             --------------------------------------------------------------
Other operating income:
   Service fees                                     80,474          78,588         226,779        216,359
   Other income                                    113,863          94,429         331,483        266,136
   Securities gain (losses)                          ---            (1,314)         21,666          5,241
                                             --------------------------------------------------------------
              Total other operating income         194,337         171,703         579,928        487,736
                                             --------------------------------------------------------------
Other operating expenses:
   Salaries                                        491,754         443,460       1,508,460      1,322,747
   Occupancy expense                               124,845         123,208         367,416        368,235
   Other expenses                                  237,036         253,121         745,877        709,220
                                             --------------------------------------------------------------
               Total other operating
               expenses                            853,635         819,789       2,621,753      2,400,202
                                             --------------------------------------------------------------
Income before income taxes                         272,042         210,839         718,053        858,358
   Less applicable income taxes                     62,799          31,500         137,456        159,351
                                             --------------------------------------------------------------
              Net income                     $    209,243     $    179,339    $    580,597    $   699,007
                                             ==============================================================

              Earnings per share:
                Basic                        $       7.77     $      6.66     $      21.55    $     21.19
                                             ==============================================================
                Diluted                      $       7.77     $      6.66     $      21.55    $     21.19
                                             ==============================================================
              Weighted average shares              26,930          26,940           26,936         32,980
                outstanding                  ==============================================================

MOUND CITY FINANCIAL SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months and Nine Months Ended September 30, 1998 and 1997

-----------------------------------------------------------------------------------------------------------
                                                    Three months ended             Nine months ended
                                             --------------------------------------------------------------
                                                September       September       September      September
                                                30, 1998        30, 1997        30, 1998       30, 1997
                                             --------------------------------------------------------------

Net income                                   $     209,243    $    179,339    $    580,597   $   699,007
                                             --------------------------------------------------------------
Other comprehensive income, net of taxes
   Unrealized gains (losses)
   arising during period                            60,909          13,819          32,612       (30,409)
      Less reclassified adjustment for (gains)
      losses included in net income                  ---               788         (13,000)       (3,145)
                                             --------------------------------------------------------------
              Total other comprehensive
                   income                           60,909          14,607          19,612       (33,554)
                                             --------------------------------------------------------------

              Comprehensive income           $     270,152    $    193,946    $    600,209   $   665,453
                                             ==============================================================



MOUND CITY FINANCIAL SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 1998 and 1997

------------------------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                                                                         other
                                              Common                       Retained      Treasury    comprehensive
                                              stock        Surplus         earnings       stock      income (loss)
                                          ------------------------------------------------------------------------
Balances, December 31, 1996               $   36,000   $  7,464,000    $  2,289,873   $      --      $    151,236
   Net income - 1997                             --             --          699,007          --              --
   Purchase 20 shares of Treasury stock          --             --              --        (5,056)            --
   Purchase of 906 dissenter
      shares of bank stock                    (9,060)    (1,193,554)     (2,637,386)         --              --
   Other comprehensive income (loss)             --             --              --           --           (33,554)
                                          ------------------------------------------------------------------------
Balances, September 30, 1997                  26,940      6,270,446         351,494       (5,056)         117,682
                                          ========================================================================

Balances, December 31, 1997                   26,940      6,270,446         362,546       (5,056)         160,403
   Net income - 1998                             --             --          580,597          --              --
   Purchase 10 shares of Treasury stock          --             --              --        (3,010)            --
   Other comprehensive income                    --             --              --           --            19,612
                                          ------------------------------------------------------------------------
Balances, September 30, 1998              $   26,940   $  6,270,446    $    943,143   $   (8,066)    $    180,015
                                          ========================================================================

MOUND CITY FINANCIAL SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1998 and 1997

----------------------------------------------------------------------------------------------------------------
                                                                                 September         September
                                                                                 30, 1998          30, 1997
                                                                            ------------------------------------
Cash flows from operating activities:
   Net income                                                               $     580,597        $   699,007
                                                                            ------------------------------------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation                                                            194,428            195,300
          Provision for loan losses                                               120,000             90,000
          Securities gains                                                        (21,666)            (5,241)
          Change in assets and liabilities:
             Increase in accrued interest receivable and other assets            (432,144)          (477,770)
             Increase in accrued interest payable and other liabilities           186,688            331,191

                                                                            ------------------------------------
              Total adjustments                                                    47,306            133,480
                                                                            ------------------------------------
              Net cash provided by operating activities                           627,903            832,487
                                                                            ------------------------------------

Cash flows from investing activities:
   Purchase of securities                                                     (10,119,678)        (6,877,352)
   Proceeds from sale/maturities of securities                                 10,937,587          7,756,139
   Net increase in loans                                                       (6,771,987)        (6,513,658)
   Purchase of office buildings and equipment                                    (147,994)          (195,391)
                                                                            ------------------------------------
              Net cash used in investing activities                            (6,102,072)        (5,830,262)
                                                                            ------------------------------------
Cash flows from financing activities:

   Net increase (decrease) in deposits                                         (1,194,960)         2,789,183
   Net increase (decrease) in demand
     notes issued to U.S. Treasury                                               (645,791)           293,440
   Payment of dissenter shares                                                      --            (3,840,000)
   Proceeds on long-term borrowing                                              4,000,000               --
   Proceeds (payment) on short-term borrowing                                    (200,000)         3,840,000
   Purchase of treasury shares                                                     (3,010)            (5,056)
                                                                            ------------------------------------
              Net cash provided by financing activities                         1,956,239          3,077,567
                                                                            ------------------------------------
              Decrease in cash and cash equivalents                            (3,517,930)        (1,920,208)

Cash and cash equivalents:
   Beginning of year                                                            8,057,103          7,721,805
                                                                            ------------------------------------
   End of period                                                            $   4,539,173        $ 5,801,597
                                                                            ====================================

MOUND CITY FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A.  Principles of Consolidation
------------------------------------
The consolidated financial statements of Mound City Financial Services, Inc. (the "Company) include the accounts of its wholly-owned subsidiary, Mound City Bank (the "Bank"). Mound City Bank includes the accounts of its wholly-owned subsidiary, Mound City Investments, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.


Note B.  Basis of Presentation
------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected to the year ended December 31, 1998.


Note C.  Stock Offering
-----------------------
The Company filed a registration statement with the U.S. Securities and Exchange Commission, effective August 11, 1998 to issue 12,000 shares of common stock at $310 per share. The offering period expires on December 4, 1998.

                                     ITEM 2

                                 MOUND CITY BANK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF COMPANY'S FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General
-------

The following discussion and analysis provides information regarding the financial condition and historical results of operations of Mound City Financial Services, Inc. and Subsidiary (the "Company"), Platteville, Wisconsin for the nine months ended September 30, 1998 and 1997. This discussion and analysis should be read in conjunction with the related financial statements and notes thereto and the other financial information included herein.

          Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities
          Litigation Reform Act of 1995

          When used in this 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "are expected to," "estimate," "is anticipated," "project," "will continue," "will likely result," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the Company's market area, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made. The Company wishes to advise readers that factors addressed within the discussion below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

          Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, or its Management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished.

          The Company does not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

          Financial Condition
          -------------------

          Total  assets  of   $124,867,919   at  September  30,  1998  increased
          $2,753,286, or 2.3% from $122,114,633 at December 31, 1997.

          Total deposits of $107,956,067 at September 30, 1998 reflects a decrease of 1,194,960 or 1.1%, from December 31, 1997. Noninterest-bearing deposits decreased $899,941 or 9.0% to $9,129,171 at September 30, 1998 while interest-bearing deposits decreased $295,020 to $98,826,896, or 0.3% from December 31, 1997.

          Loans
          -----

          As of September 30, 1998, gross loans outstanding were $95,099,978, an increase of $6,672,564, or 7.5% from December 31, 1997. The largest increases were in commercial and residential real estate loans. Commercial real estate increased $3,661,382, or 17.2% to 24,931,000 at September 30, 1998 and residential real estate increased to $32,290,000, or 6.3% for same period.

          Asset Quality
          -------------

          The Company continued its commitment to credit quality in 1998. Net charge-offs of $99,000 were recorded in 1998. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. As of September 30, 1998, non-accrual loans totaled $729,000, or 0.77% of gross loans.

          As of September 30, 1998, 34.0% of total gross loans or $32,290,000 were secured by residential real estate.

          Total gross loans increased to $95,099,978 at September 30, 1998, or 7.5% from $88,427,414 at December 31, 1997.

          At September 30, 1998, the allowance for possible loan losses was $1,179,877, or 1.24% of gross loans. At December 31, 1997, the allowance for possible loan losses was $1,159,300, or 1.31% of gross loans compared with $1,104,338, or 1.35% of gross loans at December 31, 1996. Management considers the allowance more than adequate to cover possible loan losses in the loan portfolio. Management performs a quarterly analysis to reassess the adequacy of the reserve in order to maintain the allowance at an adequate level to absorb possible future charge-offs of existing loans.

          Capital
          -------

          Total stockholders' equity increased by $597,199 to $7,412,478 at September 30, 1998 due to year to date income of $580,597, an increase in accumulated comprehensive income of $19,612, and additional treasury stock purchased of $3,010.

          Capital requirements set by federal regulatory agencies establish minimum capital levels for the Bank. These guidelines require minimum Tier 1 capital of 4%, a Tier 1 leverage ratio of 4% and total risk-based capital of 8% of risk-weighted assets. The Bank was in compliance with all such minimum capital guidelines at September 30, 1998.

          Set forth below is a comparison of the Bank's September 30, 1998 actual capital levels with the minimum requirements for well-capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules:


                                                                                                   To be well
                                                                          For capital          capitalized under
                                                                           adequacy           prompt corrective
                                                     Actual                 purposes           action provisions
                                            -----------------------  ----------------------  ---------------------

                                                 Amount     Ratio       Amount      Ratio       Amount      Ratio
                                            ----------------------------------------------------------------------
As of September 30, 1998:
   Total capital (to risk
      weighted assets)                      $  8,372,434    9.2%     $  7,292,605   8.0%     $  9,115,756   10.0%
   Tier I capital (to risk
      weighted assets)                      $  7,232,466    7.9%     $  3,646,303   4.0%     $  5,469,454    6.0%
   Tier I capital (to
      average assets)                       $  7,232,466    5.6%     $  5,120,347   4.0%     $  6,400,433    5.0%

          The Company filed a registration statement with the U.S. Securities and Exchange Commission, Registration No. 333-53797, effective August 11, 1998, to issue 12,000 shares of common stock at $310 per share. The offering period expires on December 4, 1998.

          The Company and its Board of Directors believe that the best avenue for the continued success of the Bank is through the controlled and stable growth of the Bank. This offering is intended to further the Bank's growth strategy by raising capital to repay $3,400,000 in borrowings made by the Bank for the purpose of purchasing shares owned by a Bank shareholder who dissented from the shareholder vote ratifying formation of the Company. This offering is also viewed by the Board as an important step in the Bank's growth strategy because of the Bank's long-term interest in expansion, its need to increase its capacity for acquiring and holding fixed assets, and its plan to provide additional products to Bank customers.

          Liquidity
          ---------

          The liquidity position of the Company is managed to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities, federal funds sold, as well as, maintaining a full line of competitively priced deposit and short-term borrowing products. The ratio of loans to deposits is a key indicator of a bank's liquidity position. The Company's loan to deposit ratio was 87% on September 30, 1998. The Company's loan to deposit ratio was 80% and 78% at December 31, 1997 and 1996 respectively.

          Asset/Liability Management
          --------------------------

          Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

          Changes in net interest income, other than volume related changes, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest earning assets and interest-bearing liabilities.

          The Company does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.

          Year 2000 Update
          ----------------

               New Federal Minimum Safety and Soundness Standards
               --------------------------------------------------

               The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FCIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

               The guidelines were issued under Section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under Section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulatory may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulatory, the regulator is required to issue an order directing the institution to cure the deficiency. Such order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in Section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

               Year 2000 Plan
               --------------

               The Company utilizes and is dependent upon data processing systems, software, and certain non-information technology to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processor and purchased software which is run on in-house computer networks. In response to the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, the Company has a written plan for the correction of, or contingency plan for, the Year 2000 problem ("Plan"). This Plan is generally proceeding on schedule. Pursuant to the Plan, senior management of the Bank has been reporting to the Board at least monthly on the Bank's year 2000 progress.

               Pursuant to the Plan, the Company has divided its efforts into eight different phases:

               1. Awareness of the Problem: Includes informing the Board of Directors, senior management, officers and staff, and customers about the problem; attending seminars; and hiring a full-time computer network administrator.

               The Company believes that, as of September 30, 1998, this phase is 100% complete.

               2. Assessment: Includes assessing the need for renovation or replacement of information and non-information technology systems; rating date sensitive items by risk and criticality, and contacting Company vendors to obtain completed compliance dates.

               The Company believes that, as of September 30, 1998, this phase is 100% complete.

               3. Credit Policy and Underwriting: Includes contacting affected customers; gathering information from those customers about the consequences of Year 2000 on their ability to repay; and developing a risk rating system for these customers in order to determine whether the Company's loan loss reserves are adequate and to adjust the Company's reserves accordingly. The Company completed its customer review and risk rating assessment as of September 30, 1998. It was determined from this assessment that an additional $24,748.79 be added to the current reserve for loss on loans. The Company anticipates that this review will be approved by the Board of Directors and the reserve addition will be made in October 1998.

               The Company has added to its new loan documents entered into after April 22, 1998 new covenants that the borrower be Year 2000 compliant.

               The Company believes that, as of September 30, 1998, this phase is 100% complete, but in continual review.

               4. Renovation: Involves renovating or replacing the Company's in-house software and hardware and embedded technology as well as working with its outside data processor and vendors to ensure that all of its mission critical operating systems are year 2000 compliant by December 31, 1998. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's data processing provider and those vendors who have been contacted indicate that their hardware and/or software will be Year 2000 compliant by the end of 1998. Additionally, alarms, heating and cooling systems and other computer-controlled mechanical devices on which the Company relies have been evaluated. We have received certifications on all equipment that will not need to be tested. The Company has replaced and modified equipment found not to be in compliance. The Company has replaced six computers and upgraded the operating system to become Year 2000 compliant. The costs associated with these upgrades were approximately $10,000.

               The Company believes that, as of September 30, 1998, this phase is 50% complete.

               5. Contingency Plan: Involves prioritizing all core business processes and developing a contingency plan in the event that certain mission critical systems are not Year 2000 compliant on or before certain targeted date. The plan has not needed to be revised to date as system vendors certified year 2000 compliance, but the Company anticipates that it may need to be revised as additional system vendors certify year 2000 compliance.

               The Company believes that, as of September 30, 1998, this phase is 100% complete, but in continual review.

               6. Strategies to Discuss Customer Awareness: Includes informing all Company officers and employees of the year 2000 problem; mailing brochures to all Company customers and making them available to customers at the Company lobby, and conducting a seminar on the year 2000 problem for Company customers. The
               Company conducted the seminar for customers on September 15, 1998.

               The Company believes that, as of September 30, 1998, this phase is 100% complete. However, the Company anticipates making additional customer notifications in November 1998 and thereafter.

               7. Validation: Involves testing the Company's outside data processor and other systems critical to the Company. The Company anticipates that all hardware and software testing will be substantially completed by December 31, 1998. The Company's outside data processor concluded 19xx testing in August 1998, and will conclude 20xx testing in March 1999. The Company anticipates testing the data processing renovation on October 4, 1998. To date, some internal software and hardware, as well as some non-information technology has been tested. Some test plans for certain services, such as credit cards, are dependent upon notice from the outside vendor that its systems are ready for testing. The Company intends to test such services when the vendors notify the Company of the proper test script. To date, the Company has tested some of these services. Some of the providers have begun their own testing this fall.

               The Company has rated its computer systems based on the degree of risk of noncompliance, and has 39 systems that are high and medium risk. Of the 39 systems, 65% are currently Year 2000 compliant. The Company continues to anticipate that 75% will be year 2000 compliant by December 31, 1998, and that all will be compliant by June 30, 1999.

               The Company believes that, as of September 30, 1998, this phase is 50% complete.

               8. Implementation: Involves the implementation of the Company's mission critical systems. The Company's outside data processor is scheduled to implement the Company's mission critical system on

               October 3, 1998. The Company anticipates that December 31, 1998 will be the implementation date for all of its mission critical systems.

               The Company believes that, as of September 30, 1998, this phase is 75% complete.

               Updated Year 2000 Budget
               ------------------------

               The Company has updated its budget established for year 2000 compliance. The total amount of the budget as of September 30, 1998, is $89,251.74, and is comprised of the following:


                                  To Date           Projected            Total
                                ----------         ----------         ----------
Hardware Replacement            $47,517.08         $17,659.87         $65,176.95
Hardware Upgrade                       -0-           5,486.06           5,486.06
Software Replacement              7,053.73                -0-           7,053.73
Software Upgrade                       -0-           2,500.00           2,500.00
Education of Problem              3,000.00             925.00           3,925.00
ATM Upgrades                           -0-           5,110.00           5,110.00
                                ----------         ----------         ----------
TOTALS                          $57,570.81         $31,680.93         $89,251.74


               All hardware costs to date will be capitalized on a five year depreciated schedule. Software costs to date will be capitalized on a three year depreciated schedule. The remaining balance of $3,925 constitutes operational expenses for 1998.

               The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position.

               Risks
               -----

               The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity or financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and about the Year 2000 compliance and readiness of its material outside vendors. The Company believes that, with the completion of the Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.


               Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 8.

Results of operations for nine months ended
September 30, 1998 compared with the
nine months ended September 30, 1997
--------------------------------------------

Results of Operations Overview
------------------------------

For the nine months ended September 30, 1998, the Bank's net income decreased from the same period in 1997 by $118,410, or 16.9%.

Interest Revenue
----------------

Net interest income increased by $19,054, or 0.7% to $2,879,878 for the first nine months of 1998 compared to the same period in 1997. Interest income increased $467,783, or 7.2% while interest expense increased by $448,729, or 12.3%. The increase in interest expense was caused by an increase in interest on short-term and long-term borrowings of $199,776, or 173.1%.

Allowance for Loan Losses
-------------------------

The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not included the effect of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

During the first nine months of 1998, provisions of $120,000 were made to the allowance for loan losses compared to $90,000 for the same period in 1997. Total non-performing loans increased $600,000 at September 30, 1998, from a year earlier. Non-performing loans totaled $729,000 at September 30, 1998 and $129,000 at September 30, 1997. There were net charge-offs of $99,000 in the first nine months of 1998 and net recoveries of $57,000 in the same period in 1997.

Other Operating Revenue and Expenses
------------------------------------

Other operating income increased $92,192, or 18.9% between periods. Service fees increased by $10,420 while other income increased by $65,347. Realized gains on securities increased to $21,666 for the nine month period ended September 30, 1998 compared to gains of $5,241 for the same period in 1997. Other operating expenses increased $221,551 or 9.2% to $2,621,753 for the nine months ended September 30, 1998, compared to the same period in 1997. Salaries and benefits increased $185,713, or 14.0% between periods. All other operating expenses had modest increases or decreases.

Income Taxes
------------

Income tax expense decreased $21,895 in the first nine months of 1998 compared to the same period in 1997 resulting from an decrease in pretax income of $140,305.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

(d) On August 11, 1998, the Securities and Exchange Commission declared effective the Mound City Financial Services, Inc. Form SB-2/A Registration Statement, Registration No. 333-53797, pertaining to Mound City's initial public offering of 12,000 shares of its common stock (the "Offering"). The Offering was commenced on August 14, 1998. The Offering has not terminated. With respect to the Offering:

     i.   There are no managing underwriters;

     ii. The securities registered pursuant to Form SB-2/A are 12,000 shares of Mound City Financial Services, Inc. common stock, no par value, at a proposed maximum aggregate Offering price of $3,720,000;

     iii. As of September 30, 1998, 2,426 shares had been sold pursuant to the Offering at an aggregate price of $752,060.00;

     iv. Expenses incurred for Mound City Financial Services, Inc.'s account prior to August 11, 1998 (the effective date of the Registration Statement) in connection with the issuance and distribution of the securities registered totaled $58,075.77. From August 11, 1998 until September 30, 1998, the amount of expenses incurred for Mound City Financial Services, Inc.'s account in connection with the issuance and distribution of the securities registered totaled $2,783.41. These totals represent reasonable estimates of the amount of expenses incurred. All of the expenses incurred were direct or indirect payments to others.

     v. From August 11, 1998 until September 30, 1998, the amount of net offering proceeds to Mound City Financial Services, Inc. used for:

                       temporary investments - $752,060.00
                        (100% invested in Mound City Bank
                        Money Market Investment Account)

          This amount represents the actual amount of net offering proceeds used for the above purpose.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits.

     The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by item 601 of Regulation S-B for an annual report on Form 10-KSB).

     Exhibit No.

     3(i) Articles of Incorporation of Mound City Financial Services, Inc.*

     3(ii) Bylaws of Mound City Financial Services, Inc.*

     4(i) Articles of  Incorporation  of Mound City  Financial  Services,  Inc.*
          Bylaws of Mound City Financial Services, Inc.* Stock Certificate.*

     27   Financial Data Schedule.

     *Incorporated by reference from the Registration Statement on Form S-4/A of Mound City Financial Services, Inc., as amended, Registration No. 333-14825, filed December 4, 1996.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by Mound City Financial Services, Inc. during three months ending September 30, 1998.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MOUND CITY FINANCIAL SERVICES, INC.


Dated:  November 13, 1998             /s/ Robert J. Just, Jr.
                                      -----------------------------------
                                      Robert J. Just, Jr., President, Principal
                                      Financial and Accounting Officer

Mound City Financial Services
Financial Data Schedule
3rd Qtr 1998

Period Type                              9 mos
Fiscal Year end                          12/31/98
Period End                               09/30/98
Cash                                       2,863,000
Interest Bearing Deposits                      7,000
Fed Funds Sold                             1,669,000
Trading Assets                                     0
Investments Held for Sale                 19,190,000
Investments Carrying                               0
Investments Market                                 0
Loans                                     95,100,000
Allowance                                  1,180,000
Total Assets                             124,868,000
Deposits                                 107,956,000
Short term                                 3,531,000
Liabilities Other                          1,969,000
Long term                                  4,000,000
Preferred Mandatory                                0
Preferred                                          0
Common                                        27,000
Other SE                                   7,385,000
Total Liabilities and Equity             124,868,000
Interest Loan                              6,040,000
Interest Invest                              838,000
Interest Other                               106,000
Interest Total                             6,984,000
Interest Deposit                           3,789,000
Interest Expense                           4,104,000
Total Interest income net                  2,880,000
Loan Losses                                  120,000
Securities Gains                              22,000
Expense Other                              2,622,000
Income Pre-tax                               718,000
Income Pre-Extraordinary                     718,000
Extraordinary                                      0
Changes                                            0
Net income                                   581,000
EPS Primary                                       22
EPS Diluted                                       22
Yield Actual                                    8.72
Loans Non                                    729,000
Loans Past                                   389,000
Loans Troubled                               729,000
Loans Problem                                729,000
Allowance Open                             1,159,000
Charge Offs                                  119,000
Recoveries                                    20,000
Allowance Close                            1,180,000
Allowance Domestic                         1,180,000
Allowance Foreign                                  0
Allowance unallocated                              0


                                       21