Form 10KSB
period 1998-12-31
MOUND CITY FINANCIAL SERVICES INC
filed 1999-03-30
CIK 1025776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

Commission file number 333-53797

                       MOUND CITY FINANCIAL SERVICES INC.
                 (Name of small business issuer in its charter)

         Wisconsin                                     39-1867686
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

25 East Pine Street, Platteville, Wisconsin               53818
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:       (608) 348-2685

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days. Yes [X]   No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X] Not Applicable

Issuer's revenues for its most recent fiscal year were $10,162,423.

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (26,247 shares) on February 26, 1999, was $7,226,690. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant as of February 26, 1999. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of Issuer's class of common stock at December 31, 1998 was 31,464 shares of common stock.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                                TABLE OF CONTENTS
                                -----------------
                                                                            PAGE
PART I
   ITEM 1.  DESCRIPTION OF BUSINESS ..........................................1
   ITEM 2.  DESCRIPTION OF PROPERTIES .......................................12
   ITEM 3.  LEGAL PROCEEDINGS ...............................................12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS ...........................................12

PART II
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS ...........................................12
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATIONS .........................................13
   ITEM 7.  FINANCIAL STATEMENTS ............................................40
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE ..........................................67

PART III
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(a) OF THE EXCHANGE ACT .....................................67
   ITEM 10. EXECUTIVE COMPENSATION ..........................................70
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT .........................................72
   ITEM 12  CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS ..................................................73

PART IV
   ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K ................................74

                                     PART I
                                     ======

Cautionary Statement for Purposes of the
"Safe Harbor" Provisions of the Private
Securities Litigation Reform Act of 1995
----------------------------------------

     When used in this 10-KSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "are expected to," "estimate," "is anticipated," "project," "will continue," "will likely result," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, the Company's future lending and collection experiences, the effects of acquisitions, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the Company's market area, needs for technological change, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that factors addressed within the discussion below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Item 1.  Description of Business
--------------------------------

General
-------

     Mound City Financial Services, Inc. ("Company") was incorporated under the laws of the State of Wisconsin in September, 1996, and owns 100% of the outstanding capital stock of Mound City Bank ("Bank"), a state-chartered commercial bank located in Platteville, Wisconsin. The Company was organized as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The bank holding company structure provides flexibility for expansion of the Company's banking business through the acquisition of other financial institutions and the provision of additional banking -related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require the Bank to maintain a minimum ratio of capital to assets. If the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner that is unavailable to the Bank under existing banking regulations.

     The Bank's principal banking office is located at 25 East Pine Street, Platteville, Wisconsin, in a facility built in 1977. Its telephone number is
(608) 348-2685. This 11,000 square foot facility was constructed in 1977. In 1996, an addition and complete remodeling has resulted in a new 22,000 square foot facility. The Bank also operates a 3,400 square foot Motor Branch, constructed in 1995 and located at 90 South Second Street, directly across from the main office. The Bank's branch facilities are located at 112 Mound Avenue, in Belmont, Wisconsin, and 200 South Main Street, in Cuba City, Wisconsin.

     The Bank is a state chartered bank that has been operating as a commercial bank since 1915, with offices located in Belmont, Cuba City and Platteville, Wisconsin. The Bank offers comprehensive banking services to the residential, commercial, industrial, and agricultural areas that it serves. Services include agricultural, commercial, real estate and personal loans; checking, savings, and time deposits; and other customer services, such as safe deposit facilities. The Bank also offers alternative investments, individual retirement accounts and trust services. Drive-up banking is available at the Belmont and Cuba City branches, as well as the newly completed Motor Branch in Platteville. Full-service lending is available at every location. 24-hour telephone banking has been available since 1995.

     The primary business of the Bank is to attract deposits from the general public and to use such deposits, together with borrowings and other funds, to make residential loans and purchase investment and other securities. The Bank also makes consumer loans, commercial loans, and provides other financial services to its customers. The Bank also provides second mortgages on existing structures and construction loans, as well as a variety of consumer loans for personal, education, and automobile purchases. Customer deposits with the Bank are insured to the maximum extent provided by law through the Federal Deposit Insurance Corporation (the "FDIC").

     The Bank's income is primarily derived from interest and fees collected on loans and interest on investment securities and gains received on sales of loans. The principal expenses of the Bank are interest paid on deposits, interest paid on other borrowings by the Bank, employee compensation, office expenses, and other overhead expenses.

Market Area and Competition
---------------------------

     The Company and the Bank face vigorous competition from a number of sources, including other bank holding companies and commercial banks, consumer finance companies, thrift institutions, other financial institutions and financial intermediaries. The Bank's main office is located in Platteville, Wisconsin, and it has branches in Belmont and Cuba City. There are two other commercial banks, one savings bank and one credit union located in Platteville, and there is one other commercial bank located in Cuba City. The Bank's competition comes from those institutions and others located near Platteville, Belmont and Cuba City. In addition to commercial banks, savings and loan associations, savings banks and credit unions actively compete to provide a wide variety of banking services. Insurance companies, mortgage bankers, and brokerage firms provide additional competition for certain banking services. The Bank also competes for interest-bearing funds with issuers of commercial paper and other securities, including the United States Government.

Loan Portfolio
--------------

     The Bank engages in a full range of lending activities, including agribusiness, commercial, consumer and real estate loans. As of December 31, 1998, the Bank had a legal lending limit of $2,049,000.

     While risk of loss in the Bank's loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank's control, such as local, regional, and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank's real estate portfolio. Of the Bank's target areas of lending activities, commercial loans are generally considered to have greater risk of loss than real estate loans or consumer loans.

     Management of the Bank originates loans and participates with other banks with respect to loans which exceed the Bank's lending limits. Management of the Bank does not believe that loan participations necessarily pose any greater risk of loss than loans with the Bank originates.

Agricultural Production Loans
-----------------------------

     Agricultural production lending is directed towards farmers for the purchase and holding of cattle, machinery and equipment as well as operating funds for crop and livestock production. The primary repayment risks for agricultural loans is the failure of the farm business due to economic factors including management, farm markets and weather. The banks typically looks to farm cash flows as the principle source of repayment but secures most farm credits with mortgages on real or personal property.

Commercial Loans
----------------

     Commercial lending is directed primarily towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential customers of the Bank. Commercial loans include loans made to individual, partnership or corporate borrowers, which are obtained for a variety of business purposes. The primary repayment risk for commercial loans is the failure of businesses due to economic or financial factors. Although the Bank typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable, and other assets.

Consumer Loans
--------------

     The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This loan category also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures. In evaluating these loans, the Bank reviews the borrower's level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Bank maintains a proper margin between the loan amount and collateral value.

Real Estate Loans
-----------------

     The Bank's real estate loans consist of residential first and second mortgage loans, agricultural loans, commercial real estate loans, and to a more limited degree, construction loans. These loans are made consistent with the Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank.

Deposits
--------

     The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement accounts, and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses, and employees of business within the Bank's market area. The Bank obtains these deposits through personal solicitation by the Bank's officers and directors, direct mail solicitation, and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has in place a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

Loan and Deposit Volume Distribution
------------------------------------

     The following schedule indicates loan and deposit volume distribution for the local area zip codes, as of December 31, 1998:

                            Deposits       Percent of                Percent of
City, Town, Village          (000s)          Total         Loans       Total
--------------------------------------------------------------------------------

Belmont 53510                12,697          11.13%        5,124        5.18%

Benton 53803                    843            .74%        1,595        1.61%

Cuba City 53807              14,019          12.29%        9,520        9.62%

Darlington 53530              1,495           1.31%          438         .44%

Dickeyville 53808               942            .83%          601         .61%

East Dubuque 61025              208            .18%          422         .43%

Hazel Green 53811             2,549           2.24%          650         .66%

Kieler 53812                    465            .41%          246         .25%

Lancaster 53813               2,242           1.97%        3,455        3.49%

                            Deposits       Percent of                Percent of
City, Town, Village          (000s)          Total         Loans       Total
--------------------------------------------------------------------------------

Livingston 53554                535            .47%        1,305        1.32%

Mineral Point 53565           1,156           1.01%          904         .91%

Montfort 53565                  187            .16%        1,111        1.12%

Platteville 53818            57,788          50.67%       48,770       49.30%

Potosi 53820                  1,629           1.43%        1,290        1.30%

Rewey 53580                     603            .53%          804         .81%

Shullsburg 53586                760            .67%          302         .31%

Stitzer 53825                   230            .20%          -0-          -0-

All Other                    15,703          13.76%       22,392       22.64%
                            -------         -------      -------      -------
          Totals            114,051          100.00%      98,929      100.00%


Fee Income From Lending Activities
----------------------------------

     The Bank generally charges loan origination fees (including fees for private insurance) for first mortgage loans secured by residential property or land. The Bank also charges fees for builder's construction loans and home equity second mortgage loans. Original fees on commercial and multi-family residential property loans are negotiated, along with other loan terms, for each loan. Loan application fees and out-of-pocket costs of the Bank in reviewing loan applications, such as appraisal and survey costs, are paid by the borrower. The Bank believes that its loan origination fees generally are competitive with those of other lenders in its market area.

     In addition to origination fees, the Bank charges fees for late payments, changes in property ownership, and for miscellaneous services. Income realized from these activities can vary significantly with the volume and type of loans in the portfolio and in response to competitive factors.

Investments
-----------

     The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States, other taxable securities and certain obligations of states and municipalities.

Asset/Liability Management
--------------------------

     The goal of the Bank's asset/liability management strategy is to maximize earnings while limiting interest rate risk. Certain Bank officers are responsible for developing and monitoring policies and procedures and to ensure acceptable composition of the asset/liability mix. The Bank's asset/liability mix is monitored regularly through monthly deposit, loan, earnings and yield reports.

Employees
---------

     The Bank presently employs 5 persons on a part-time basis and 49 persons on a full-time basis, including 20 officers. The Bank intends to hire additional persons as needed, including additional tellers and financial service representatives.

Supervision and Regulation
--------------------------

General
-------

     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities including, but not limited to, the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), the Wisconsin Department of Financial Institutions Division of Banking ("DFI"), the Internal Revenue Service ("IRS"), federal and state taxing authorities, and the Securities and Exchange Commission ("SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of the Bank.

     The following references to material statutes and regulations affecting the Company and the Bank are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.

Banking Regulation
------------------

     The Company is subject to the supervision of the Board of Governors of the Federal Reserve System under the Act. In accordance with Federal Reserve Board policy, the Company acts as a source of financial strength to the Bank and commits resources to support the Bank in circumstances where the Company might not do so absent such policy. As a bank holding company, the Company is required to file with the Board of Governors annual reports and such additional information as the Board of Governors may require pursuant to the Act. The Board of Governors may make examinations of the Company and its subsidiary. Because the Bank is chartered under Wisconsin law, the Company is also subject to the examination, supervision, reporting and enforcement requirements of the DFI.

     The Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire direct or indirect ownership of more than five percent (5%) of the voting securities or substantially all of the assets of any bank. The Act limits the activities by bank holding companies to managing, controlling, and servicing their subsidiary banks and to engaging in certain non-banking activities which have been determined by the Board of Governors to be closely related to banking. Similarly, the Act, with specified exceptions relating to permissible non-banking activities, forbids holding companies from acquiring voting control (generally, 25% or more of the voting power) of any company which is not a bank. Some of the activities that the Board of Governors has determined by regulation to be closely related to banking are making or servicing loans, leasing real and personal property where the lease serves as the functional equivalent of as an extension of credit, making investments in corporations or projects designed primarily to promote community welfare, acting as an investment or financial advisor, providing data processing services, and acting as an insurance agent or broker, as those activities are defined and limited by the regulation.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the Act and regulations of the Board of Governors, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services. The Board of Governors possesses cease and desist powers over bank holding companies and their non-banking subsidiaries if their actions represent as an unsafe or unsound practice or a violation of law.

     The Bank is a Wisconsin-chartered bank. Its deposit accounts are insured by the Bank Insurance Fund (the "BIF") of the FDIC. As a BIF-insured, Wisconsin-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, as the chartering authority for Wisconsin banks, and the FDIC, as administrator of the BIF. Areas subject to regulation by the authorities include reserves, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches, and other aspects of banking operations.

Capital Requirements for the Company and the Bank
-------------------------------------------------

     The Federal Reserve Board and the FDIC use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

     The Federal Reserve Board and the FDIC's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk- based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to a total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders' equity). The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others.

     As of December 31, 1998, the Company's ratio of total capital to risk-weighted assets was 10.2%, its ratio of Tier 1 capital to risk-weighted assets was 9.0%, and its ratio of Tier 1 capital to average assets was 6.9%.

     The risk-based and leverage standards presently used by the Federal Reserve Board and the FDIC are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

FDIC Deposit Insurance Premiums
-------------------------------

     The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all institutions insured by the FDIC. The Bank has been classified as a well capitalized bank and, therefore, the Bank has paid FDIC premiums at the lowest rate. The premiums assessable in 1998 for FDIC insurance were approximately $15,073.51.

Loan Limits to Borrowers
------------------------

     Generally, under the Wisconsin Banking Law, a Wisconsin-chartered bank may make to any one borrower total loans and extensions of credit fully secured by collateral having a market value at least equal to the loan in as an amount not to exceed 20% of the capital of the bank. Bank holding companies are not subject to specific limitations on loans to one borrower. However, bank holding company lending activities require the prior approval of the Federal Reserve Board under Regulation Y. The Company has not made loans to any persons and has no present intention of making any loans.

Interstate Banking and Branching
--------------------------------

     Since September 1995, bank holding companies have been permitted under federal banking law to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depositor institution affiliates. Banks are permitted under federal banking law to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of as an out-of-state bank in its entirety) is allowed only if specifically authorized by state law. Over time, the interstate banking and branching laws may increase competition in the market served by the Company and the Bank.

Item 2.  Properties
-------------------

         As of December 31, 1998, the Company owned properties in Platteville, Belmont, and Cuba City, Wisconsin with over thirty-two thousand square feet in total.

Item 3.  Legal Proceedings
--------------------------

         There are no pending or threatened legal proceedings known to the Company or Bank that, in the opinion of the directors and officers of the Company and the Bank, may be materially adverse to the Company's or Bank's financial condition, business, or operations; nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority. There are no material pending or threatened legal proceedings known to the Company or Bank in which any director, executive officer, or affiliate of the Bank (or any associate of any of them) has a material interest that is adverse to the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         There have been no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II
                                    =======

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

Market Information
------------------

     During the period covered by this report and to date there has been no established public trading market for the Company's stock. To the best knowledge of the Bank, there have been 32 different transfers of Company stock, involving a total of 2,337 shares of Company stock, between the date of the formation of the Company and December 31, 1998.

     The following is a listing of sales of Company stock known to the Company.

       Date                   Shares               Price per Share
    ----------------------------------------------------------------
     9/29/1997                 10*                    $2,400.00*
     9/30/1997                 20*                    $2,528.00*
     12/22/1997                10                       $260.77
     3/5/1998                  10                       $220.00
     6/16/1998                 10                       $301.00

     * Shares sold prior to 9 for 1 share dividend in December, 1997.

     All of the sales were conducted between non-family members. The remaining transfers of Company stock did not involve a sale of the stock.

Holders of Common Stock
-----------------------

     As of December 31, 1998, the Company had 31,464 shares of its common stock outstanding and approximately 282 holders of record of its common stock.

Dividends
---------

     As of December 31, 1998, the Company has paid dividends to its shareholders as follows:

               Year Paid               Dividend Per Share
               ---------               ------------------
                 1997                         None
                 1998                        $7.50


Item 6.  Management's Discussion and Analysis
---------------------------------------------

General
-------

     The following discussion and analysis provides information regarding the financial condition and historical results of operations of Mound City Financial Services, Inc. (the "Company"), Platteville, Wisconsin for the years ended

December 31, 1998 and 1997. This discussion and analysis should be read in conjunction with the related financial statements and notes thereto and the other financial information included herein.

     Readers are cautioned that discussions in this Management's Discussion and Analysis that are not statements of historical facts (including statements in the future tense or which include terms such as "believe", "expect", "anticipate" or "may") are forward- looking statements that involve risks and uncertainties, and the Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, the Company's future lending and collections experiences, the effects of acquisitions, competition from other institutions, changes in the banking industry and its regulation, needs for technological change, and other factors, including those described in this Management's Discussion and Analysis and elsewhere in this report. Please refer to the Company's disclosures under the heading "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 3.

Results of Operations Overview
------------------------------
Comparison of operating results for
the years ended December 31, 1998
and December 31, 1997.

     Net Income. For the year ended December 31, 1998, the Company reported net income of $822,000 or $30.11 per share compared to net income of $912,000 or $30.49 per share for the year ended December 31, 1997. This decrease of $90,000 or 9.8% is related to increased interest expense related to borrowings needed to purchase dissenter shares and an increase in noninterest expense.

     Net Interest Income. Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The interest income on certain loans and investment securities is not subject to Federal income tax. For analytical purposes, at December 31, 1998 and 1997, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent" ("FTE") basis, net of the effect of any interest expense disallowed. The fully taxable equivalent adjustment was calculated using the Company's statutory Federal income tax rate of 34%. See Table 1 for an analysis of net interest income including an average balance sheet, interest income and expense, and the resulting yields. Table 2 shows the changes in interest income (tax equivalent) and interest expense attributable to volume and rate variance.

     Net interest revenue (FTE) increased by $126,000 to $4,271,000 in 1998. Total interest income increased $526,000 in 1998 and was offset by increases in total interest expense of $400,000. Average earning assets increased $9,098,000 while average yield decreased from 8.62% in 1997 to 8.39% in 1998. Average interest-bearing liabilities increased 8.3% to $105,484,000. Average balance for other borrowings was $2,984,000 at December 31, 1998 compared to $-0- at December 31, 1997 due to the subsidiary Bank obtaining advances from the Federal Home Loan Bank. The cost of interest-bearing liabilities had a minimal decrease from 5.16% in 1997 to 5.15% in 1998.

     Interest rate spread is the difference between the tax equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The rate spread decreased to 3.25% in 1998 from 3.46% in 1997. The average yield on earning assets decreased to 8.39% in 1998 as compared to 8.62% in 1997, the yield on interest-bearing liabilities remained flat at 5.16% in 1998 and in 1997.

     Allowance for Loan Losses. The Company's management evaluates the adequacy of the allowance for loan losses based on an analysis of specific problem loans, as well as on an aggregate basis. Provisions charged to expense were $271,000 and $130,000 for 1998 and 1997 respectively. The allowance for loan loss balance as a percent of gross loans was 1.29% and 1.31% at December 31, 1998 and 1997 respectively. Table 3 is a detail analysis of the activity in the allowance for loan loss account.

     The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date, The allowance is based on past events and current economic conditions, and does not include the effect of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Reports of examinations furnished by bank regulatory authorities are also considered by management in this regard. Management reviews the calculation of the allowance for loan losses on a quarterly basis and believes that the allowance for loan losses is adequate.

     The Company's management has established the allowance for loan losses to reduce the gross level of loans outstanding by an estimate of uncollectible loans. As loans are deemed uncollectible, they are charged against the allowance. A provision for loan losses is expensed against current income on a monthly basis. This provision acts to replenish the allowance for loan losses to accommodate charge-offs and growth in the loan portfolio, thereby maintaining the allowance at an adequate level.

     Noninterest income. Noninterest income increased $105,000, or 15.3% from 1997. Service fees increased by $5,000, other income increased by $83,000 and securities gains increased by $16,000.

     Noninterest Expense. Noninterest expenses increased $182,000, or 5.6% to $3,420,000. Salaries and employee benefits increased $198,000, or 11.1%. This increase is related to adjustment of salaries to market rates and incentive bonuses given in an effort to attract and retain high quality staff. All other expenses decreased an aggregate of $16,000, or 1.0%.

     Income Taxes. Income tax expense increased $12,000 from $209,000 in 1997 to $221,000 in 1998.

     Selected Financial Ratios. Table 4 shows selected financial ratios for the Company for 1998 and 1997.

Balance Sheet Analysis
----------------------

     Total Assets. Total assets of $130,446,000 at December 31, 1998 increased $8,332,000 or 6.8% from $122,115,000 at December 31, 1997.

     Investment Securities. Total securities as of December 31, 1998 were $18,568,000 a decrease of $1,389,000, or 7.0% over prior year end balance of $19,957,000. Table 5 details the major classification of investments held by the Company.

     All securities are classified available for sale. This aids the company's ability to manage interest rate and liquidity risk. The classification of available for sale securities will result in a fluctuation in comprehensive income. However, banking regulators exclude the unrealized gain or loss on available for sale securities from regulatory risk based capital calculations.

     The security portfolio serves a primary role in overall context of balance sheet management. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment. The portfolio's scheduled maturities and the prepayment of mortgage-backed securities represent a significant source of liquidity. See Table 6 regarding the maturity of securities.

Loans
-----

     As of December 31, 1997, gross loans outstanding were $98,997,000, an increase of $10,570,000, or 12.03% from December 31, 1997. Residential real estate loans increased $2,913,000 or 9.4%, real estate construction decreased $444,000 to $812,000 at December 31, 1998. Agricultural and commercial real estate increased $494,000 and $6,509,000, or 7.2% and 30.6% respectively. Commercial, and agricultural loans increased $521,000 or 2.3%. Municipal loans increased to $1,393,000 at December 31, 1998. See Table 7 which contains loans by category for 1997 and 1998.

     The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 8 shows selected loan maturity data as of December 31, 1998 and 1997.

Deposits
--------

     Total deposits of $113,738,000 at December 31, 1998 increased $4,587,000 or 4.2% from $109,151,000 at December 31, 1997. Noninterest-bearing deposits increased $2,254,000 or 22.5% to $12,283,000 at December 31, 1998, while interest-bearing deposits increased $2,333,000 to $101,455,000, or 2.4% from December 31, 1997.

     Table 9 shows a two year summary of average deposits and the corresponding rate paid.

     At December 31, 1998 the Company had $8,418,000 in time deposits of $100,000 or more. Table 10 shows the maturity distribution of time deposits of $100,000 or over.

Other Borrowings
----------------

     Other borrowings increased from $4,377,000 at December 31, 1997 to $6,880,000 at December 13, 1998. Short-term borrowings decreased to $2,088,000 at December 31, 1998 from $4,376,000 at December 31, 1997. During 1998 the Company issued 4,554 shares of common stock. A large portion of the proceeds were used to pay down the bank notes payable. At December 31, 1998 the balance of bank notes payable was $1,848,000, a decrease of $1,552,000 over prior year. The balance of the short-term debt is demand notes due to the U.S. Treasury which decreased to $240,000 at December 31, 1998 from $976,000 at December 31, 1997. Table 11 presents various analytical information regarding short-term borrowings as of December 31, 1998 and 1997.

     Long-term borrowings increased to $4,000,000 at December 31, 1998 from $-0-at December 31, 1997. This increase was caused by the Bank obtaining advances from the Federal Home Loan Bank to fund asset growth.

Asset Quality
-------------

     The Company's credit risk is centered in the loan portfolio, which on December 31, 1998 totaled $98 million, or 82.2%, of total earning assets. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customers failure to perform according to the terms of a transaction. To achieve this objective, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration.

     The accrual of interest income on nonaccrual loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrowers ability to meet payment of interest or principal when they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on nonaccrual loans are credited to the loan receivable balances, and no interest income is recognized on those loans until the principal balance is current. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

     Nonaccrual loans having recorded investment at December 31, 1998 of $823,000 and $79,000 at December 31, 1997 have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 1998 and 1997 was $585,000 and $95,000 respectively. The total allowance for loan losses related to these loans was $58,000 and $8,000 on December 31, 1998 and 1997 respectively. Interest income on impaired loans of $1,000 and $2,000 was recognized for cash payments received in 1998 and 1997.

     Allowance for Loan and Lease Losses. The allowance for loan losses represents management's estimate of what amount is necessary to provide for possible losses incurred in the loan portfolio. In making this determination, management analyzes the ultimate collectibility of the loan portfolio, incorporating feedback provided by lending officers and examinations performed by regulatory agencies. Management makes an ongoing evaluation as to the adequacy of the allowance for loan losses. To establish the appropriate level of the allowance, all loans and commitments to extend credit are reviewed and classified as to potential loss exposure. An additional allowance is maintained based upon the size, quality and concentration characteristics of the remaining loan portfolio, using both historical quantitative trends and management's evaluation of qualitative factors.

     The determination by management of the appropriate level of the allowance amounted to $1,282,000 at December 31, 1998. However, since the allowance for loan losses is based on estimates, ultimate losses may vary from the current estimated. These estimates are reviewed regularly and, as adjustments become necessary, they are reported in earnings of that period. A detailed analysis of the allowance for loan losses and the allocation of the allowance for loan losses by category is shown in Table 12.

     As of December 31, 1998, the allowance for loan losses as a percent of total loans was 1.29%. This compares to the ratio as of December 31, 1997 of 1.31%. Net charge-offs as a percent of average loans increased to 0.16% for 1998 as compared to 0.09% in 1997.

     Nonperforming Loans. Nonperforming loans consist of nonaccrual loans and loans 90 days or more past due. Nonperforming loans totaled $823,000 as of year-end 1998, an increase of $745,000 over the $78,000 recorded at December 31, 1997. This increase was caused by two large loans being classified as impaired as of year end. Total nonperforming assets represent 0.63% of total assets at December 31, 1998 compared to 0.06% at December 31, 1997.

     Loans generally are classified as nonaccrual when there are reasonable doubts as to the collectibility of principal and interest or when payment becomes 90 days past due, except loans which are well secured and in the process of payment. Any loans classified for regulatory purposes that have not been included in nonperforming loans are not expected to materially impact future operating results, liquidity or capital. Interest collection on nonaccrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are applied to interest when received.

     Table 13 presents nonperforming loans for each of the past two years.

     Liquidity. The liquidity position of the Company is managed to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. Liquidity to meet demand is provided by maintaining marketable investment securities, federal funds sold, as well as, maintaining a full line of competitively priced deposit and short-term borrowing products. The ratio of loans to deposits is a key indicator of a bank's liquidity position. The Company's loan to deposit ratio was 87% on December 31, 1998. The Company's loan to deposit ratio was 81% at December 31, 1997.

     The Company's strategy with respect to asset/liability management is to maximize net interest income while limiting exposure to potential downward movement. This strategy is implemented by the company's Asset/Liability Committee, which takes actions based upon its analysis of the company's present positioning, its future positioning and economic forecast.

     Capital. The Company and the Bank are well capitalized using total capital to risk-weighted assets. They are also both well capitalized with regard to Tier 1 capital ratios.

Year 2000 Update
----------------

     New Federal Minimum Safety and Soundness Standards
     --------------------------------------------------

     The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FCIC-insured depository institutions, establish standards for developing and managing Years 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

     The  guidelines  were  issues  under  Section  39 of  the  Federal  Deposit
Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under Section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any materials respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulatory deems appropriate under the circumstances. In addition to the enforcement procedures established in Section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

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

     Pursuant to the Plan, the Company has divided its efforts into eight different phases:

     1. Awareness of the Problem. Includes informing the Board of Directors, senior management, officers and staff, and customers about the problem; attending seminars; and hiring a full-time computer network administrator.

     The Company believes that, as of December 31, 1998, this phase is 100% complete.

     2. Assessment. Includes assessing the need for renovation or replacement of information and non-information technology systems; rating date sensitive items by risk and criticality; and contacting Company vendors to obtain completed compliance dates.

     The Company believes that, as of December 31, 1998, this phase is 100% complete.

     3. Credit Policy and Underwriting. Includes contacting affected customers; gathering information from those customers about the consequences of Year 2000 on their ability to repay; and developing a risk rating system for these customers in order to determine whether the Company's loan loss reserves are adequate and to adjust the Company's reserves accordingly. Due to this assessment, an additional $26,376.22 has been added to the current Reserve for Loss on Loans as of December 31, 1998. The reserve for loan loss attributed to Year 2000 risk is reviewed and adjusted monthly.

     The Company has added to its new loan documents entered into after April 22, 1998, covenants that the borrower will be Year 2000 compliant.

     The Company believes that as of December 31, 1998 this phase is 100% complete, but in continual review.

     4. Renovation. Involves renovating or replacing the company's in-house software and hardware and embedded technology as well as working with its outside data processor and vendors to ensure that all of its mission critical operating systems are Year 2000 compliant by December 31, 1998. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's data processing provider and those vendors who have been contacted indicate that their hardware and/or software will be Year 2000 compliant by the end of 1998. Additionally, alarms, heating and cooling systems and other computer-controlled mechanical devices on which the company relies have been evaluated. We have received certifications on all equipment that will not need to be tested. The Company has replaced and modified equipment found not to be in compliance. The Company has replaced six computers and upgraded the operating system to become Year 2000 complaint. The costs associated with these upgrades were approximately $26,000.

     The Company believes that, as of December 31, 1998, this phase is 60% complete.

     5. Contingency Plan. Involves prioritizing all core business processes and developing a contingency plan in the event that certain mission critical systems are not Year 2000 compliant on or before certain targeted date. The plan has not needed to be revised to date as system vendors certified year 2000 compliance, but the Company anticipates that it may need to be revised as additional system vendors certify year 2000 compliance.

     The Company believes that, as of December 31, 1998, this phase is 100% complete, but in continual review.

     6. Strategies to Discuss Customer Awareness. Includes informing Company officers and employees of the year 2000 problem; mailing brochures to all Company customers and making them available to customers at the Company lobby;

and conducting a seminar on the year 2000 problem for Company customers. The Company conducted the seminar for customers on September 15, 1998.

     The Company  believes  that,  as of December 31,  1998,  this phase is 100%
complete.   However,   the  Company  anticipates  making  additional   customers
notifications throughout 1999.

     7. Validation. Involves testing the Company's outside data processor and other systems critical to the Company's operation. All hardware and software testing is substantially completed as of December 31, 1998. The Company's outside data processor concluded 19XX testing in August, 1998, and will conclude 20XX testing in March, 1999. The Company tested the data processing renovation on October 4, 1998. Our data processing vendor received ITAA 2000 certification (Information Technology Association of America) in August, 1998.

     Some test plans for certain services, such as credit cards, are dependent upon notice from the outside vendor that its systems are ready for testing. The Company intends to test such services when the vendor notifies the Company of the proper test script. To date, the Company has tested most of these services. Most all other providers have begun their own testing.

     The Company has rated its computer systems based on the degree of risk of non-compliance and has 39 systems that are high and medium risk. Of the 39 systems, 70% are Year 2000 compliant as of December 31, 1998. The Company anticipates that all will be compliant by March 31, 1999.

     The Company believes that as of December 31, 1998, this phase is 60% complete.

     8. Implementation. Involves the implementation of the Company's mission critical systems. The company's outside data processor implemented the Company's mission critical system on October 3, 1998. As of December 31, 1998, implementation has been completed on all mission critical systems.

     The Company believes that as of December 31, 1998, this phase is 100% complete.

     Updated Year 2000 Budget
     ------------------------

     The Company has updated its budget established for year 2000 compliance. The total amount of the budget as of December 31, 1998 is $101,330.53, and is comprised of the following:

                                  To Date         Projected           Total
                                  -------         ---------           -----

Hardware Replacement            $73,453.15              -0-        $73,453.15

Hardware Upgrade                       -0-         6,700.00          6,700.00

Software Replacement              7,136.07              -0-          7,136.07

Software Upgrade                       -0-           581.71            581.71

Education of Problem              3,000.00         4,000.00          7,000.00

ATM Upgrades                           -0-         6,459.60          6,459.60
                               ------------     ------------     -------------

         TOTALS                 $83,589.22       $17,741.31       $101,330.53

     All hardware costs to date will be capitalized on a five year depreciated schedule. Software costs to date will be capitalized on a three year depreciated schedule. The remaining balance of $4,000 constitutes operational expenses for 1998 and 1999.

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position.

     Risks
     -----

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity or financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and about the Year 2000 compliance and readiness of its material outside vendors. The Company believes that, with the completion of the Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 3.



                                                       TABLE 1
                                         MOUND CITY FINANCIAL SERVICES, INC.
                            TWO YEAR SUMMARY OF INTEREST RATES AND INTEREST DIFFERENTIAL
                                                   (000's omitted)

                                                              1998                                1997
                                                =================================   =================================
                                                  Average      Related    Yield       Average      Related    Yield
                                                  Balance      Interest    Rate       Balance      Interest    Rate
                                                =================================   =================================
Assets
Interest - Earning assets:
    Taxable securities (2)                       $ 11,092        686     6.18%         11,345         740     6.52%
    Tax-exempt securities (1) (2)                   7,902        639     8.09%          8,422         685     8.13%
    Loans (1)                                      93,539      8,193     8.76%         83,705       7,563     9.04%
    Federal funds sold                              2,371        127     5.36%          2,334         131     5.61%
                                                 -------------------                 --------------------
         Total interest earning assets           $114,904      9,645     8.39%        105,806       9,119     8.62%
    Noninterest earning assets                      9,957                                   0
                                                 --------                            --------
         Total assets                             124,861                             105,806
                                                 ========                            ========

Liabilities and Stockholders' Equity
Interest bearing liabilities:
    Interest bearing demand and savings          $ 38,215      1,393      3.65%        31,133       1,028     3.30%
    Time deposits                                  61,216      3,587      5.86%        63,294       3,767     5.95%
                                                 -------------------                 --------------------
         Total interest bearing deposits           99,431      4,980      5.01%        94,427       4,795     5.08%
    Short-term borrowings                           3,069        284      9.25%         2,994         233     7.78%
    Other borrowings                                2,984        164      5.50%             0           0        0
                                                 -------------------                 --------------------
         Total interest bearing liabilities      $105,484      5,428      5.15%        97,421       5,028     5.16%
Noninterest bearing liabilities:
    Demand deposits                                 9,776                               9,161
    Other liabilities                               2,063                               2,135
                                                 ---------                           --------
         Total liabilities                        117,323                             108,717
    Stockholders equity                             7,538                               7,639
                                                 --------                            --------


         Total liabilities and stockholders'
         equity                                   124,861                             116,356
                                                 =========                           ========
    Net interest income                                        4,217                                4,091
    Interest spread                                                       3.25%                               3.46%
                                                                          =====                               =====
    Interest margin                                                       3.67%                               3.87%
                                                                          =====                               =====


(1)  The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 34%
(2)  The average balance has been adjusted to exclude the effects of Statement of Financial Accounting Standards No. 115.
(3) Loan interest income includes net loan fees.
(4) Loans placed on nonaccrual status have been included in average balances to determine average rates.

                                     TABLE 2
                       MOUND CITY FINANCIAL SERVICES, INC.
                  TWO YEAR SUMMARY OF RATE AND VOLUME VARIANCES
                                 (000's Omitted)

                                            $ Amount      Volume      Rate (3)
                                            of Change     Variance    Variance
                                            ------------------------------------
Increase (decrease) for 1998:
  Taxable securities (2)                    $   (54)        (16)         (38)
  Tax-exempt securities (1)(2)                  (46)        (42)          (4)
  Loans                                         630         889         (259)
  Federal funds sold                             (4)          2           (6)
                                            ------------------------------------
    Total interest income                       526         833         (307)
                                            ------------------------------------

  Interest bearing demand and savings           365         234          131
  Time deposits                                (180)       (124)         (56)
  Short-term borrowings                          51           6           45
  Other borrowings                              164         164            0
                                            ------------------------------------
    Total interest expense                      400         280          120
                                            ------------------------------------

Net interest margin/net interest income     $   126         553         (427)
                                            ====================================
Increase (decrease) for 1997:
  Taxable securities (2)                    $  (137)       (143)           6
  Tax-exempt securities (1)(2)                   14          43          (29)
  Loans                                         727         819          (92)
  Federal funds sold                             35          31            4
                                            ------------------------------------
    Total interest income                       639         750         (111)
                                            ------------------------------------

  Interest bearing demand and savings           353         101          252
  Time deposits                                 149         126           23
  Short-term borrowings                         207         173           34
  Other borrowings                                0           0            0
                                            ------------------------------------
    Total interest expense                      709         400          309
                                            ------------------------------------

Net interest margin/net interest income     $   (70)        350         (420)
                                            ====================================


(1) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a federal tax rate of 34%.

(2) The average balance has been adjusted to exclude the effects of Statement of Financial Accounting Standards No. 115.

(3) The application of the rate/volume variance has been allocated in full to the rate variance

                                     TABLE 3
                       MOUND CITY FINANCIAL SERVICES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                 (000's Omitted)

                                          ----------------------------
                                              1998            1997
                                          ----------------------------
Beginning loan loss reserve               $   1,159           1,104

Charge-offs:
     Commercial                                  79              11
     Agricultural production                      0               0
Real Estate:
     Construction                                 0               0
     Commercial                                   0               0
     Agriculture                                  0               0
     Other Mortgages                              0               1
Installment - consumer                          100              85

Recoveries:
     Commercial                                   3               2
     Agricultural production                      0               0
Real Estate:
     Construction                                 0               0
     Commercial                                   0               0
     Agriculture                                  0               0
     Other Mortgages                              0               0
Installment - consumer                           28              20
                                          ---------       ---------

Net Charge-offs/(Recoveries)                    148              75

Additions charged to operations (1)             271             130
Additions related to
     branch acquisitions                          0               0
                                          ---------       ---------

Balance at end of period                  $   1,282           1,159
                                          =========       =========

Ratio of net charge-offs/
  recoveries during the period
  to ave. loans outstanding
  during the period                          0.158%          0.088%



Note: (1) For each year ending December 31, the determination of the additions to loan loss reserve charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, past loan losses and other factors.

                                     TABLE 4
                       MOUND CITY FINANCIAL SERVICES, INC.
                 TWO YEAR SUMMARY OF RETURN ON EQUITY AND ASSETS


                                                   1998             1997
                                               -----------------------------

Return on average assets                           0.66%            0.78%

Return on average equity                          11.45%           11.94%

Dividend payout ratios on common stock            28.70%           22.14%

Average equity to average assets                   5.75%            6.56%

                                     TABLE 5
                       MOUND CITY FINANCIAL SERVICES, INC.
                       BOOK VALUE OF INVESTMENT PORTFOLIO
                                 (000's Omitted)



Available for Sale:                                 1998          1997
                                                 -----------------------
  U.S. Treasury and other U.S.
      Gov't. Agencies and Corporations           $  9,767      $ 10,644
  Obligations of states and
      political subdivisions                        7,340         8,539
  Other                                             1,461           774
Held to Maturity:
  U.S. Treasury and other U.S.
      Gov't. Agencies and Corporations                  0             0
  Obligations of states and
      political subdivisions                            0             0
  Other                                                 0             0
                                                ------------------------
          Total                                  $ 18,568      $ 19,957
                                                ========================


NOTE: The aggregate book value of securities from any single issuer does not exceed ten percent of stockholder's equity; except for, securities issued by the U.S. Government and U.S. Government agencies and corporations.

                                     TABLE 6
                       MOUND CITY FINANCIAL SERVICES, INC.
                 MATURITY SCHEDULE OF INVESTMENTS BY BOOK VALUE
                                December 31, 1998
                                 (000's Omitted)


                                                                        After 1     After 5
                                                                         Year        Years
                                                            1 Year      through     through      After
                                                            or Less     5 Years    10 Years    10 Years     Total
                                                           --------------------------------------------------------
Available for Sale Securities
  U.S. Treasury and U.S. Gov't agencies and
  corporations(a)                                          $ 1,789       5,320       2,658          0        9,767
     Weighted average yield                                   5.97%       6.09%       6.07%      0.00%        6.06%
  States of the U.S. and Political Subdivisions (b)          1,374       2,745       1,676      1,545        7,340
     Weighted average yield                                   7.09%       7.88%       7.70%      9.03%        7.94%
  Other Securities (a)                                       1,461           0           0          0        1,461
     Weighted average yield                                   4.10%       0.00%       0.00%      0.00%        4.10%
                                                           --------    --------    --------    -------     --------
  TOTAL AVAILABLE FOR SALE                                 $ 4,624       8,065       4,334      1,545       18,568
                                                           ========    ========    ========    =======     ========
  Weighted Avg. Yield of Total                                5.71%       6.70%       6.70%      9.03%        6.65%
                                                           =========   =========   ========    =======     ========



(a)  Portions of investments both taxable and nontaxable have been presented on a state taxable equivalent basis assuming a 7.9%
     tax rate.

(b)  The interest and average yield for nontaxable securities are presented on a federal taxable equivalent basis assuming a 34%
     tax rate.


                                     TABLE 7
                       MOUND CITY FINANCIAL SERVICES, INC.
                               LOAN SUMMARIZATION
                                 (000's Omitted)
                                                   December 31,
                                          ----------------------------
                                             1998              1997
                                          ----------------------------
Commercial                                $  13,063            12,956
Agricultural production                       9,857             9,443
Real Estate:
     Construction                               812             1,256
     Commercial                              27,779            21,270
     Agriculture                              7,368             6,874
     Residential                             33,269            30,355
Municipal                                     5,456             1,171
Consumer                                      1,393             5,102
                                          ----------        ----------
          TOTAL                           $  98,997            88,427
                                          ==========        ==========

                                                        TABLE 8
                                           MOUND CITY FINANCIAL SERVICES, INC
                              LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE
                                                    (000's Omitted)


                                         Loan Maturities                       Amount Over One Year With
                             -----------------------------------------  --------------------------------------
                                        After 1      After                 Predeter-   Floating or
                             1 Year     Through      Five                   mined     Adj. Interest
                             or Less    5 Years      Years     Total        Rates         Rates        Total
                             -----------------------------------------  --------------------------------------

December 31, 1998
  Comm'l and agricultural    $ 17,727    $ 5,193         0    $ 22,920     $ 2,543      $ 2,650      $ 5,193
  Real estate - constr.           595        217         0         812         217            0          217
                             --------    -------     -----    --------     -------      -------      -------

          TOTAL              $ 18,322    $ 5,410         0    $ 23,732     $ 2,760      $ 2,650      $ 5,410
                             ========    =======     =====    ========     =======      =======      =======

December 31, 1997
  Comm'l and agricultural    $ 17,733    $ 4,666         0    $ 22,399     $ 2,886      $ 1,780      $ 4,666
  Real estate - constr.         1,176         80         0       1,256          80            0           80
                             --------    -------     -----    --------     -------      -------      -------

          TOTAL              $ 18,909    $ 4,746         0    $ 23,655     $ 2,966      $ 1,780      $ 4,746
                             ========    =======     =====    ========     =======      =======      =======

                                     TABLE 9
                       MOUND CITY FINANCIAL SERVICES, INC.
                      TWO YEAR SUMMARY OF AVERAGE DEPOSITS
                                 (000's Omitted)


                                    ---------------------  ---------------------
                                                 Rate                     Rate
                                       1998      Paid          1997       Paid
                                    ---------------------  ---------------------
Deposit in domestic bank offices:

  Non-interest bearing demand        $  9,776               $  9,162

  Interest-bearing demand              21,895     3.65%       17,260      3.29%

  Money Market demand                  10,092     4.47%        7,380      3.96%

  Savings deposits                      6,228     2.47%        6,492      2.60%

  Time deposits                        61,216     5.86%       63,294      5.95%
                                     --------    ------     --------     ------

Total Deposits                       $109,207     4.57%     $103,588      4.63%
                                     ========    ======     ========     ======

                                    TABLE 10
                       MOUND CITY FINANCIAL SERVICES, INC.
                  MATURITY OF TIME DEPOSITS OF $100,000 OR MORE



Time Remaining to Maturity:
    Due within three months                               $   725
    Three to six months                                     1,078
    Six to twelve months                                    2,137
    After twelve months                                     4,478
                                                          -------
        Total                                             $ 8,418
                                                          =======

                                    TABLE 11
                       MOUND CITY FINANCIAL SERVICES, INC.
                              SHORT-TERM BORROWINGS
                                 (000's Omitted)

                                                         Demand
                                                         Notes      Federal
                                               Bank      Due US     Funds
                                               Notes     Treasury   Purchased
                                            -----------------------------------
                                                      (000's omitted)

Data for December 31, 1998
Outstanding at December 31                     1,848       240           0
Highest outstanding at any month-end
  during the year                              3,400       849       1,195
Average outstanding during the year            2,624       388          57
Weighted average yield for year                 8.23%     5.36%       5.82%
Weighted average interest rate on
  outstanding balances at December 31           6.75%     4.46%       0.00


Data for December 31, 1997
Outstanding at December 31                     3,400       976           0
Highest outstanding at any month-end
  during the year                              3,240       976       2,115
Average outstanding during the year            2,282       342         370
Weighted average yield for year                 8.50%     4.90%       5.90%
Weighted average interest rate on
  outstanding balances at December 31           8.50%     5.25%       0.00%

                                            TABLE 12
                               MOUND CITY FINANCIAL SERVICES, INC.
                            ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                         (000's Omitted)


                                             ----------------------------------------------------
                                                         1998                      1997
                                             ----------------------------------------------------

Commercial, financial and agricultural              769        60.06%           190        16.39%
Real estate-construction                             11         0.82%             0         0.00%
Real estate - mortgage                              431        33.61%           177        15.27%
Installment loans to individuals                     71         5.51%             4         0.35%
Unallocated                                           0         0.00%           788        67.99%
                                               --------      --------      --------      --------
  Total                                           1,282       100.00%         1,159       100.00%
                                               ========      ========      ========      ========


                                    TABLE 13
                       MOUND CITY FINANCIAL SERVICES, INC
                              NON-PERFORMING LOANS
                                 (000's omitted)

                                       1998                  1997
                                      ------                ------
Nonaccrual Loans                        822                    78
Past Due 90 days + (1)                    0                     0
Restructured Loans (2)                    0                     0

Notes:
(1) Loans are generally placed in nonaccrual status when contractually past due 90 days or more. There were no loans past due 90 days+ not recorded as nonaccrual loans for each of the presented years.

(2) There were no restructured loans for each of the presented years.

(3) Interest which would have been recorded had the loans been on an accrual basis, would have amounted to 65,000 in 1998, and $2,000 in 1997. Interest income on these loans, which is recorded only when received, amounted to $1,000 in 1998 and $2,000 in 1997.

(4) Each of the loans which are contractually past due 90 days or more as to principal or interest payments are reviewed by management and reported to the Loan Committee of the Board of Directors of the Bank. These loans are then placed on a nonaccrual basis.

(5) As of December 31, 1998, management, to the best of its knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.

                                    TABLE 14
                       MOUND CITY FINANCIAL SERVICES, INC.
          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      Average Balance Sheet
                                                          (000's omitted)
                                                    1998               1997
                                                ===========        ==========
Cash and due from banks                         $   3,823          $   3,560
Federal funds sold                                  2,371              2,334

Investment securities:
     Taxable securities                            11,116             11,346
     Tax-exempt securities                          8,124              8,552

Loans                                              93,539             84,847
     Less allowance for loan losses                (1,159)            (1,142)
                                                ----------         ----------

Net loans                                          92,380             83,705

Office building and equipment                       4,310              4,382
Other assets                                        2,621              2,477
                                                ----------         ----------

     Total assets                               $ 124,745          $ 116,356
                                                ==========         ==========

Interest bearing deposits:
     Interest bearing demand and savings        $  38,215          $  31,132
     Time deposits                                 61,216             63,294
                                                ----------         ----------
     Total interest bearing deposits               99,431             94,426

Demand deposits                                     9,776              9,162
                                                ----------         ----------

     Total deposits                               109,207            103,588
Short-term borrowings                               3,069              2,412
Other liabilities                                   2,306              2,718
Other borrowings                                    2,984                  0
                                                ----------         ----------

     Total liabilities                            117,566            108,718

Equity capital                                      7,179              7,638

                                                ----------         ----------
     Total liabilities and capital              $ 124,745          $ 116,356
                                                ==========         ==========

Item 7.  Financial Statements
-----------------------------

Index to Financial Statements                                             Page

     Consolidated balance sheets...........................................41

     Consolidated statements of income.....................................42

     Consolidated statements of changes in stockholders' equity............43

     Consolidated statements of cash flows.................................44

     Notes to consolidated financial statements............................46

     Independent Auditor's Report..........................................66

CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997

ASSETS                                                   1998           1997
--------------------------------------------------------------------------------

  Cash and due from banks (Note B)                  $  4,682,460   $  3,495,103
  Federal funds sold                                   2,585,000      4,562,000
  Available for sale securities stated
     at fair value (Note C)                           18,567,564     19,956,739
  Loans, less allowance for loan losses of
     $1,281,590 and $1,159,300 in 1998
     and 1997 respectively (Notes D, E and N)         97,715,531     87,268,114
  Office buildings and equipment, net (Note F)         4,250,851      4,343,474
  Accrued interest receivable and other
     assets (Note I)                                   2,645,051      2,489,203
                                                    ----------------------------

          Total assets                              $130,446,457   $122,114,633
                                                    ----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Liabilities:
  Deposits: (Note G)
  Demand                                            $ 12,283,194   $ 10,029,112
  Savings and NOW                                     40,069,440     34,400,049
  Other Time                                          61,385,864     64,721,866
                                                    ----------------------------
          Total deposits                            $113,738,498   $109,151,027
  Note payable and other borrowings (Note H)           6,088,249      4,376,625
  Accrued interest payable and other liabilities
     (Notes I and L)                                   1,865,321      1,771,702
                                                    ----------------------------
          Total liabilities                         $121,692,068   $115,299,354
                                                    ----------------------------

Commitments and contingencies (Note M)

Stockholders' equity: (Notes P and Q)
  Common stock, no par value, $1.00 stated value;
     300,000 shares authorized, 31,494 and 26,940
     shares issued in 1998 and 1997 respectively          31,494         26,940
  Surplus                                              7,618,010      6,270,446
  Retained earnings (Note O)                             948,829        362,546
                                                    ----------------------------
                                                       8,598,333      6,659,932
                                                    ----------------------------
  Treasury stock, 30 and 20 shares in 1998 and
  1997 respectively, at cost                              (8,066)        (5,056)
  Accumulated other comprehensive income                 164,122        160,403
                                                    ----------------------------
     Total stockholders' equity                        8,754,389      6,815,279

     Total liabilities and stockholders' equity     $130,446,457   $122,114,633
                                                    ============================

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 1998, 1997 and 1996

                                                                  1998              1997              1996
                                                              ------------------------------------------------
Interest income:
     Interest and fees on loans (Note D)                       $8,139,964       $7,509,603       $ 6,794,327
     Interest on investment securities:
         Taxable                                                  686,498          740,450           877,008
         Tax-exempt                                               421,953          452,480           442,715
     Interest on federal funds sold                               126,866          130,688            95,507
                                                              -----------------------------------------------
              Total interest income                             9,375,281        8,833,221         8,209,557
                                                              -----------------------------------------------

Interest expense:
     Interest on deposits (Note G)                             4,980,085         4,794,625        4,292,758
     Interest on notes payable and other
       borrowings (Note H)                                       448,535           233,587           25,985
                                                              -----------------------------------------------
         Total interest expense                                5,428,620         5,028,212        4,318,743
                                                              -----------------------------------------------
         Net interest income before
            provision for loan losses                          3,946,661         3,805,009        3,890,814
Provision for loan losses (Notes D and E)                        270,649           130,000          183,851
                                                              -----------------------------------------------
         Net interest income after
            provision for loan losses                          3,676,012         3,675,009        3,706,963
                                                              -----------------------------------------------

Noninterest income:
     Service fees                                                369,619           364,164          295,259
     Other income                                                395,857           313,018          199,975
     Securities gains (losses) (Note C)                           21,666             5,241             (649)
                                                              -----------------------------------------------
         Total noninterest income                                787,142           682,423          494,585
                                                              -----------------------------------------------

Noninterest expenses:
     Salaries                                                  1,355,743         1,250,802        1,161,158
     Employee benefits (Notes J, K and L)                        614,277           521,380          473,282
     Occupancy expense                                           491,768           477,572          418,074
     Computer services                                           174,983           163,706          145,551
     FDIC assessment                                              15,074            12,144           31,699
     Other expenses                                              767,947           811,368          779,008
                                                              -----------------------------------------------
         Total noninterest expenses                            3,419,792         3,236,972        3,008,772
                                                              -----------------------------------------------
         Income before income taxes                            1,043,362         1,120,460        1,192,776
     Less applicable income taxes (Note I)                       221,099           208,501          254,580
                                                              -----------------------------------------------

         Net income                                           $  822,263        $  911,959       $  938,196
                                                              ===============================================

         Earnings per share                                   $    30.11        $    30.49       $    26.06
                                                              ===============================================

         Weighted average shares outstanding                  $   27,313        $   29,914       $   36,000
                                                              ===============================================

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 1998, 1997 and 1996

                                                                                            Accumulated
                                                                                                other
                                          Common                      Retained    Treasury  comprehensive
                                           stock         Surplus      earnings     stock    income (loss)        Total
                                          -------------------------------------------------------------------------------

Balances, December 31, 1995               $ 36,000     $6,964,000   $2,121,677   $     0      $229,576       $ 9,351,253
  Comprehensive income:
    Net income - 1996                            0              0      938,196         0             0           938,196
    Change in unrealized gain (loss) on
      available for sale securities, net
      of reclassification adjustment and
      tax effect                                 0              0            0         0       (78,340)          (78,340)
                                                                                                             ------------
          Total comprehensive income                                                                          10,211,109
                                                                                                             ------------
  Dividends - $7.50 per share                    0              0     (270,000)        0             0          (270,000)
  Transfer from retained earnings                0        500,000     (500,000)        0             0                 0
                                          -------------------------------------------------------------------------------

Balances, December 31, 1996                 36,000      7,464,000    2,289,873         0       151,236         9,941,109
                                                                                                             ------------
  Comprehensive income:
    Net income - 1997                            0              0      911,959         0             0           911,959
    Change in unrealized gain (loss) on
      available for sale securities, net
      of reclassification adjustment and
      tax effect                                 0              0            0         0         9,167             9,167
                                                                                                             ------------
          Total comprehensive income                                                                             921,126
                                                                                                             ------------
  Dividends - $7.50  per share                   0              0     (201,900)        0             0          (201,900)
  Purchase 20 shares of Treasury stock           0              0            0    (5,056)            0            (5,056)
  Purchase of 906 dissenter
    shares of bank stock                    (9,060)    (1,193,554)  (2,637,386)        0             0        (3,840,000)
                                          -------------------------------------------------------------------------------

Balances, December 31, 1997                 26,940      6,270,446      362,546    (5,056)      160,403         6,815,279
                                                                                                             ------------
  Comprehensive income:
  Net income - 1998                              0              0      822,263         0             0           822,263
  Change in unrealized gain (loss) on
    available for sale securities, net of
    reclassification adjustment and
    tax effect                                   0              0            0         0         3,719             3,719
                                                                                                             ------------
          Total comprehensive income                                                                             825,982
                                                                                                             ------------
  Dividends - $7.50 per share                    0              0     (235,980)        0             0          (235,980)
  Purchase 10 shares of Treasury stock           0              0            0    (3,010)            0            (3,010)
  Proceeds from sale of 4,554 shares of
    common stock net of stock
    offering costs (Note P)                  4,554      1,347,564            0         0             0         1,352,118
                                          -------------------------------------------------------------------------------

Balances, December 31, 1998               $ 31,494     $7,618,010   $  948,829   $(8,066)     $164,122       $ 8,754,389
                                          ===============================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1998, 1997 and 1996

                                                         1998             1997            1996
                                                    ----------------------------------------------

Cash flows from operating activities:
  Net income                                        $    822,263     $   911,959    $    938,196
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                       262,510         273,417         224,813
      Loss on disposal of office building
         and equipment                                    11,354               0               0
      Provision for loan losses                          270,649         130,000         183,851
      Amortization and accretion of bond
        premiums and discounts - net                     (38,614)        (10,295)        (44,456)
      Provision (benefit) for deferred taxes             (64,649)        (25,472)        (41,416)
      Securities (gain) losses                           (21,666)         (5,241)            649
      (Increase) decrease in assets:
        Interest receivable                               26,346         (43,801)        (27,554)
        Other assets                                     (89,561)       (135,054)       (111,292)
      Increase (decrease) in liabilities:
        Interest payable                                (199,476)         38,024         152,002
        Other liabilities                                263,148          66,948          78,224
                                                    ----------------------------------------------
    Total adjustments                                    420,041         288,526         414,821
                                                    ----------------------------------------------
    Net cash provided by operating activities          1,242,304       1,200,485       1,353,017
                                                    ----------------------------------------------
Cash flows from investing activities:
    Net (increase) decrease in federal funds sold      1,977,000       1,094,000        (228,000)
    Proceeds from maturities of securities            13,618,026      10,494,251       5,620,360
    Purchase of securities                           (20,912,920)    (19,613,625)    (11,440,576)
    Proceeds from sale of securities                   8,750,031       9,262,649       7,768,706
    Net increase in loans                            (10,718,066)     (6,846,731)    (12,001,033)
    Purchase of office buildings and equipment          (181,241)       (230,809)     (1,210,441)
                                                    ----------------------------------------------
      Net cash used in investing activities         $ (7,467,170)    $(5,840,265)   $(11,490,984)
                                                    ----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

Years ended December 31, 1998, 1997 and 1996

                                                         1998             1997            1996
                                                    ---------------------------------------------

Cash flows from financing activities:
  Net increase in deposits                          $ 4,587,471      $ 6,208,743     $ 9,204,656
  Net increase (decrease) in demand
    notes issued to U.S. Treasury                      (736,258)         507,291        (366,476)
  Payment of dissenter shares                                 0       (3,840,000)              0
  Proceeds from Federal Home Loan
    Bank borrowings                                   4,000,000                0               0
 Proceeds on note payable                                    0        3,840,000                0
  Payment on note payable                             1,552,118)        (440,000)              0
  Net proceeds from stock offering                    1,352,118                0               0
  Purchase treasury shares                               (3,010)          (5,056)              0
  Dividends paid                                       (235,980)        (201,900)       (270,000)
                                                    ---------------------------------------------
     Net cash provided by financing activities        7,412,223        6,069,078       8,568,180

     Increase (decrease) in cash
       and cash equivalents                           1,187,357        1,429,298      (1,569,787)

Cash and cash equivalents:
  Beginning of year                                   3,495,103        2,065,805       3,635,592
                                                    ---------------------------------------------

  End of year                                       $ 4,682,460      $ 3,495,103     $ 2,065,805
                                                    =============================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                       $ 5,190,448      $ 4,941,219     $ 4,178,178
                                                    ================================================

         Income taxes                               $   188,994      $   269,908     $   299,824
                                                    ================================================

Supplemental schedule for noncash
  investing and financing activities:
    Net change in unrealized gain (loss)
      on available for sale securities, net          $    3,719      $     9,167       $ (78,340)
                                                     ===============================================

Note A.  Summary of Significant Accounting Policies
---------------------------------------------------

1.  Consolidation:

The consolidated financial statements of Mound City Financial Services, Inc. include the accounts of its wholly-owned subsidiary, Mound City Bank. Mound City Bank includes the accounts of its wholly-owned subsidiary, Mound City Investments, Inc. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2.  Nature of banking activities:

The consolidated income of Mound City Financial Services, Inc. (the "Company") is principally from income of its subsidiary, Mound City Bank. Mound City Bank (the "subsidiary Bank") grants agribusiness, commercial and residential loans, consumer loans, accepts deposits from customers and provides trust services, concentrated in the counties surrounding the subsidiary Bank's various locations. The subsidiary Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Company and the subsidiary Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

3.  Basis of financial statement presentation:

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimate.

4.  Cash and cash equivalents:

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance-sheet caption "cash and due from banks."

The subsidiary Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.

5.  Available for sale securities:

Securities classified as available for sale are those debt securities that the Company and its subsidiary Bank intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Bank's assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

6.  Loans:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance is current. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

7.  Allowance for loan losses:

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the banks to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

8.  Office buildings and equipment:

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on a straight-line or accelerated basis over the estimated useful lives of the assets, which are 40 years for office buildings and 3 to 25 years for equipment.

9.  Other real estate:

Other real estate acquired through partial or total satisfaction of a loan is carried at the lower of cost or fair market value. At the date of acquisition, losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

10. Off-balance-sheet financial instruments:

In the ordinary course of business, the subsidiary Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

11. Profit-sharing plans:

The   subsidiary   Bank  has   established   a  trusteed   contributory   401(k)
profit-sharing plan for qualified employees. The subsidiary Bank's policy is to fund contributions as accrued.

12. Money purchase pension plan:

The subsidiary Bank has established a trusteed contributory money purchase pension plan. The Plan provides for an annual contribution of 3% of eligible compensation.

13. Income taxes:

The Company files a consolidated federal income tax return and individual subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the reserve for loan losses, non-accrual loan income, deferred compensation, alternative minimum tax and fixed assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

14. Trust assets and fees:

Property held for customers in fiduciary or agency capacities is not included in the accompanying balance sheet, since such items are not assets of the subsidiary Bank. In accordance with established industry practice, income from trust fees is reported on the cash basis. Reporting of trust fees on an accrual basis would have no material effect on reported income.

15. Earnings per share:

Earnings per share are based on the Bank's weighted average number of shares outstanding during the year.

16. Fair value of financial instruments:

Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Carrying amounts approximate fair values for the following instruments:

          Cash and cash equivalents
          Federal funds sold
          Short-term borrowings
          Variable rate borrowings
          Accrued interest receivable
          Accrued interest payable
          Variable rate loans that reprice frequently where no
               significant change in credit risk has occurred
          Demand deposits
          Variable rate money market accounts
          Variable rate certificate of deposit
          Available for sale securities

     Discounted cash flows:

          Using interest rates currently being offered on instruments with similar terms and with similar credit quality:

               All loans except variable rate loans described above Fixed rate certificates of deposit
               Notes payable and other borrowings

          Quoted fees currently being charged for similar instruments:

          Taking into account the remaining terms of the agreements and the counterparties' credit standing:

               Off-balance-sheet instruments:
               Guarantees
               Letters of credit
               Lending commitments

Since the majority of the Company's off-balance-sheet instruments consists of nonfee-producing, variable rate commitments, the Company had determined it does not have a distinguishable fair value.

Note B.  Cash and Due from Banks
--------------------------------

The Company's Bank subsidiary is required to maintain vault cash or reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $769,000 and $710,000 at December 31, 1998 and 1997 respectively.

Note C.  Available for Sale Securities
--------------------------------------

Amortized costs and fair values of available for sale securities as of December 31, 1998 and 1997 are summarized as follows:

                                                                  December 31, 1998
                                       -------------------------------------------------------------------
                                                              Gross            Gross
                                         Amortized          unrealized       unrealized           Fair
                                           cost               gains            losses             value
                                       -------------------------------------------------------------------
U.S. Treasury securities               $   500,658         $   2,942        $   --            $   503,600
U.S. Government agency and
  corporation obligations                6,923,800            26,936             968            6,949,768
Obligations of states and
  political subdivisions                 7,119,759           220,089            --              7,339,848
                                       -------------------------------------------------------------------
                                        14,544,217           249,967             968           14,793,216
Mortgage backed securities               2,313,608             3,687           4,018            2,313,277
Bankers Bank Stock                          24,765              --              --                 24,765
Federal Home Loan Bank                     379,200              --              --                379,200
Stock
Farmer Mac Stock                             4,000              --              --                  4,000
Mutual Funds                             1,053,106              --              --              1,053,106
                                       -------------------------------------------------------------------
                                       $18,318,896          $253,654         $ 4,986          $18,567,564

                                                                  December 31, 1997
                                       -------------------------------------------------------------------
                                                              Gross            Gross
                                         Amortized          unrealized       unrealized           Fair
                                           cost               gains            losses             value
                                       -------------------------------------------------------------------
U.S. Treasury securities               $  1,501,571        $   8,329        $   --            $ 1,509,900
U.S. Government agency
  and corporation obligations             6,755,559            6,798           2,543            6,759,814
Obligations of states and
  political subdivisions                  8,315,518          224,504             902            8,539,120
                                       -------------------------------------------------------------------
                                         16,572,648          239,631           3,445           16,808,834
Mortgage backed securities                2,367,417            8,031           1,229            2,374,219
Bankers Bank Stock                           24,765             --              --                 24,765
Federal Home Loan Bank
Stock                                       345,200             --              --                345,200
Farmer Mac Stock                              4,000             --              --                  4,000
Mutual Funds                                399,721             --              --                399,721
                                       -------------------------------------------------------------------
                                       $ 19,713,751        $ 247,662        $  4,674          $19,956,739

The amortized costs and fair value of available for sale securities as of December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities, equity securities, and mutual funds since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary:

                                                     December 31, 1998
                                            -----------------------------------
                                                Amortized             Fair
                                                  cost                value
                                            -----------------------------------
Due in one year or less                     $   2,838,742         $  2,849,797
Due after one year through five years           5,971,647            6,064,253
Due after five years                            5,733,828            5,879,166
                                            -----------------------------------
                                             $ 14,544,217         $ 14,793,216

Realized gains and losses on sale of available for sale securities as of December 31, 1998, 1997 and 1996 are as follows:

                                                  December 31,
                                  --------------------------------------------
                                     1998            1997              1996
                                  --------------------------------------------
Gross gains                       $ 21,666         $ 6,555          $ 36,831
Gross losses                         --             (1,314)          (37,480)
                                  --------------------------------------------
                                  $ 21,666         $ 5,241          $   (649)
                                  ============================================
Related income taxes (benefits)   $  8,558         $ 1,782          $   (221)


Available for sale securities with an amortized cost of $1,669,040 and $1,498,152 as of December 31, 1998 and 1997 respectively were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note D.  Loans
--------------

Major classifications of loans are as follows:

                                               December 31, 1998
                                     ----------------------------------
                                          1998                 1997
                                     ----------------------------------
Commercial                            $ 13,063,024        $ 12,955,565
Agricultural production                 9,856,605            9,442,645
Real estate:
  Construction                            812,136            1,256,125
  Commercial                           27,778,798           21,269,618
  Agriculture                           7,368,219            6,874,402
  Residential                          33,269,322           30,356,310
Installment and consumer                5,455,759            5,101,709
Municipal loans                         1,393,258            1,171,040
                                     ----------------------------------
                                       98,997,121           88,427,414
Allowance for loan losses               1,281,590            1,159,300
                                     ----------------------------------
          Net loans                  $ 97,715,531         $ 87,268,114


Impairment of loans having recorded investment at December 31, 1998 of $822,772 and $78,726 at December 31, 1997 has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 1998 and 1997 was $585,193 and $95,432 respectively. The total allowance for loan losses related to these loans was $57,739 and $7,873 on December 31, 1998 and 1997 respectively. Interest income on impaired loans of $924, $2,013 and $2,708 was recognized for cash payments received in 1998, 1997 and 1996 respectively.

Certain directors, principal shareholders and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $3,062,484 and $2,615,110 at December 31, 1998 and 1997 respectively. During 1998, $4,696,103 of new loans were made and repayments totaled $4,248,729. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

Note E.  Allowance For Loan Losses
----------------------------------

The allowance for loan losses reflected in the consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following tabulation:

                                                          December 31,
                                      ---------------------------------------------------
                                           1998               1997                1996
                                      ---------------------------------------------------

Balance, beginning of year            $ 1,159,300         $ 1,104,338        $   971,722
Charge-offs                              (178,624)            (97,753)           (74,653)
Recoveries                                 30,265              22,715             23,418
Provision charged to operations           270,649             130,000            183,851
                                      ---------------------------------------------------
Balance, end of year                  $ 1,281,590         $ 1,159,300        $ 1,104,338



Note F.  Office Buildings And Equipment
---------------------------------------

Office buildings and equipment are stated at cost less accumulated depreciation and are summarized as follows:

                                                   December 31, 1998
                                           ---------------------------------
                                               1998                 1997
                                           ---------------------------------
Land                                       $   566,446         $   566,446
Buildings and improvements                   3,587,042           3,516,015
Furniture and equipment                      1,580,686           1,494,985
                                           ---------------------------------
                                             5,734,174           5,577,446
Less accumulated depreciation                1,483,323           1,233,972
                                           ---------------------------------
  Total office buildings and equipment     $ 4,250,851         $ 4,343,474

Depreciation expense amounted to $262,510 in 1998, $273,417 in 1997 and $224,813 in 1996.


Note G.  Deposits
-----------------

The aggregate amount of other Time deposits (including CDs), each with a minimum denomination of $100,000 was approximately $8,417,799 and $8,564,989 in 1998 and 1997 respectively.

At December 31, 1998, the scheduled maturities of other Time deposits are as follows:

          1999                $ 41,987,983
          2000                   5,919,245
          2001                   6,715,618
          2002                   3,698,753
          2003                   3,064,265
                              -------------
                              $ 61,385,864

Interest expense on deposits is as follows:

                                                             December 31,
                                           ----------------------------------------------
                                               1998              1997            1996
                                           ----------------------------------------------

Savings and NOW accounts                   $ 1,393,414       $ 1,027,593     $   675,067
Time, $100,000 and over                        238,287           567,878         405,736
Other Time                                   3,348,384         3,199,154       3,211,955
                                           ----------------------------------------------
  Total interest expense on deposits       $ 4,980,085       $ 4,794,625     $ 4,292,758



Note H.  Note Payable and Other Borrowings
------------------------------------------

During 1998, the Company entered into a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 60% of the book value of the Bank's one to four family real estate loans, $19,061,649 at December 31, 1998. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds and Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities.

Various advances were obtained with total outstanding balances of $4,000,000 at December 31, 1998 with applicable interest rates ranging from 5.15% to 5.77%. There were no advances outstanding as of December 31, 1997. Interest is payable monthly with principal payment due at maturity.

The advances are secured by a security agreement pledging a portion of the subsidiary Banks' real estate mortgages with a carrying value of $6,666,667.

Future principal payments required to be made are as follows:

Years ending December 31:

         1999              $ 1,500,000
         2000                     --
         2001                     --
         2002                     --
         2003                2,500,000
                           ------------
                           $ 4,000,000

                                                     December 31, 1998
                                           ---------------------------------
                                               1998                 1997
                                           ---------------------------------
Demand notes issued to U.S. treasury       $   240,367          $   976,625
Note payable bank                            1,847,882            3,400,000
                                           ---------------------------------
     Total                                 $ 2,088,249          $ 4,376,625

Note payable bank is due May 1, 1999 with interest rate based on floating prime less 1.0% (6.75% at December 31, 1998). The note is secured by 3,600 shares of common stock of Mound City Bank.

Interest expense on note payable and other borrowings was as follows:

                                                            December 31,
                                          -------------------------------------------
                                             1998              1997           1996
                                          -------------------------------------------

Federal funds purchased                   $   3,321         $  21,977       $ 11,509
Demand notes issued to U.S. Treasury         19,246            16,837         14,476
Note payable bank                           261,833           194,773           --
FHLB Advances                               164,135              --             --
                                          -------------------------------------------
                                          $ 448,535         $ 233,587       $ 25,985

Federal funds purchased and treasury tax and loan deposits are generally repaid within one to 120 days from the transaction date.

Note I.  Income Taxes
---------------------

The provision for income taxes included in the consolidated financial statements consists of the following:

                                                            December 31,
                                          -------------------------------------------
                                             1998              1997           1996
                                          -------------------------------------------

Current provision:
  Federal                                 $ 235,558         $ 194,971       $ 256,866
  State                                      50,190            39,002          39,130
                                          -------------------------------------------
     Total current provision                285,748           233,973         295,996
Deferred income taxes (benefit)             (64,649)          (25,472)        (41,416)
                                          -------------------------------------------

Total provision for income taxes          $ 221,099         $ 208,501       $ 254,580

The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities:


                                                   December 31, 1998
                                           -------------------------------
                                              1998                 1997
                                           -------------------------------
Deferred tax assets:
  Allowance for loan losses                $ 344,840            $ 296,536
  Nonaccrual loan income                         365                  833
  Deferred compensation                      127,198              111,999
  Alternative minimum tax                     34,701               25,230
Deferred tax liabilities:
  Depreciation                               (80,843)             (72,986)
Unrealized gain on available
for sale securities                          (84,547)             (82,584)
                                           -------------------------------
                                           $ 341,714            $ 279,028

Management believes it is more likely than not, that the gross deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 1998 and 1997.

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for federal and state income taxes, as summarized previously, is as follows:

                                                                   December 31,
                                    ----------------------------------------------------------------------
                                            1998                       1997                      1996
                                    ----------------------------------------------------------------------
                                                  % of                      % of                   % of
                                                  pretax                    pretax                 pretax
                                      Amount      income       Amount       income      Amount     income
                                    ----------------------------------------------------------------------

Reconciliation of statutory
  to effective taxes:
    Federal income taxes
      at statutory rate             $ 354,743      34.0%      $ 380,956      34.0%     $ 405,543     34.0%
    Adjustments for:
      Tax-exempt interest on
         municipal obligations       (171,452)    (16.4)       (178,097)    (15.9)      (170,136)   (14.3)
    Increases in taxes
      resulting from state
      income taxes                     33,125       3.2          25,741       2.3         25,826      2.2
    Officer life                      (16,741)     (1.6)        (15,745)     (1.4)       (19,560)    (1.6)
    Other - net                        21,424       2.0          (4,354)     (0.4)        12,907      1.0
                                    ----------------------------------------------------------------------
    Effective income
      taxes - operations            $ 221,099      21.2%      $ 208,501      18.6%     $ 254,580     21.3%

Note J.  Pension and Profit-Sharing Plans
-----------------------------------------

The subsidiary Bank has a trusteed contributory 401(k) profit-sharing plan covering all eligible employees. The Bank matches 50% of the amount contributed by an eligible participant up to a maximum of 8% of the participant's annual compensation. Contributions for the years ended December 31, 1998, 1997 and 1996 were $58,316, $87,893 and $74,008 respectively.

Note K.  Money Purchase Pension Plan
-----------------------------------

In 1998, the subsidiary Bank established a trusteed contributory Money Purchase Pension Plan covering all eligible employees. The Bank contributes 3% of eligible employee compensation. Contributions for the year ended December 31, 1998 were $39,666.

Note L.  Salary Continuation Agreements
---------------------------------------

The subsidiary Bank has salary continuation agreements with three officers and one former officer. The agreements provide for the payment of specified amounts upon the employee's retirement or death which is being accrued over the anticipated remaining period of employment. Expense recognized for future benefits under these agreements totaled $62,411, $65,628 and $68,524 during 1998, 1997 and 1996 respectively.

Although not part of the agreement, the subsidiary Bank purchased paid-up life insurance on the officers which could provide funding for the payment of benefits. Included in other assets is $1,056,839 and $1,007,602 of related cash surrender value as of December 31, 1998 and 1997 respectively.

Note M.  Commitments and Contingencies
--------------------------------------

In the normal course of business, the subsidiary Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The subsidiary Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The subsidiary Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The subsidiary Bank uses the same credit policies in making commitments and issuing letters of credit as it does for on-balance-sheet instruments.

A summary of the contract or notional amount of the subsidiary Bank's exposure to off-balance-sheet risk as of December 31, 1998 and 1997 is as follows:

                                                   1998              1997
                                               ------------------------------
Financial instruments whose contract
amounts represent credit risk:

  Commitments to extend credit                 $ 15,536,550      $ 9,884,088
  Credit card commitments                      $  1,974,395      $ 1,487,855
  Standby letters of credit                    $    232,229      $    80,000


Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the subsidiary Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiary Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Credit card commitments are unsecured.

The subsidiary Bank did not engage in the use of interest rate swaps, futures, forwards or options contracts.

Note N.  Concentration Of Credit Risk
-------------------------------------

Practically all of the subsidiary Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. Although the subsidiary Bank has a diversified loan portfolio, the ability of its debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Bank. The concentration of credit by type of loan are set forth in Note D.

Note O.  Retained Earnings
--------------------------

The principal source of income and funds of Mound City Financial Services, Inc. are dividends from its subsidiary. Dividends declared by the subsidiary that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal and State regulatory agencies. Under this formula, dividends of approximately $1,123,235 may be paid without prior regulatory approval. Maintenance of adequate capital at the subsidiary effectively restricts potential dividends to an amount less than $1,123,235.

Note P.  Equity
---------------

During 1998, the Company filed a registration statement with the U.S. Securities and Exchange Commission to issue 12,000 shares of common stock at $310 per share. Proceeds from the sale of 4,554 shares of common stock less associated costs for professional fees and underwriting discounts and commissions of $59,622 are reflected in the consolidated statement of changes in stockholder's equity.

Note Q.  Regulatory Capital Requirements
----------------------------------------

The subsidiary Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the subsidiary Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary Bank must meet specific capital guidelines that involve quantitative measures of the subsidiary Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The subsidiary Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, the subsidiary Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the regulatory agencies categorized the subsidiary Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiary Bank must maintain minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in the table. There are no conditions or events since these notifications that management believes have changed the institution's category.

Below is a comparison of the Company and bank subsidiary 1998 and 1997 actual with the minimum requirements for well-capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action
Rules:

                                                                                                      To be well
                                                                           For capital            capitalized under
                                                                             adequacy             prompt corrective
                                                      Actual                 purposes             action provisions
                                                Amount      Ratio       Amount       Ratio        Amount       Ratio
                                             ------------------------------------------------------------------------

As of December 31, 1998:
  Total capital (to risk-weighted assets):
      Mound City Financial Services, Inc.    $ 9,787,142    10.2%     $ 7,653,222     8.0%                 NA
      Mound City Bank                        $11,436,002    12.0%     $ 7,615,728     8.0%     $ 9,519,659     10.0%
  Tier I capital (to risk-weighted assets):
      Mound City Financial Services, Inc.    $ 8,590,267     9.0%     $ 3,822,611     4.0%                 NA
      Mound City Bank                        $10,244,913    10.8%     $ 3,807,864     4.0%     $ 5,711,796      6.0%
  Tier I capital (to average assets):
      Mound City Financial Services, Inc.    $ 8,590,267     6.9%     $ 4,987,730     4.0%                 NA
      Mound City Bank                        $10,244,913     8.2%     $ 4,969,214     4.0%     $ 6,211,518      5.0%

As of December 31, 1997:
  Total capital (to risk-weighted assets):
      Mound City Financial Services, Inc.    $ 7,693,854     9.3%     $ 6,646,316     8.0%                 NA
      Mound City Bank                        $10,924,775    13.2%     $ 6,634,893     8.0%     $ 8,293,617     10.0%
  Tier I capital (to risk-weighted assets):
      Mound City Financial Services, Inc.    $ 6,654,876     8.0%     $ 3,323,158     4.0%                 NA
      Mound City Bank                        $ 9,886,559    11.9%     $ 3,317,447     4.0%     $ 4,976,170      6.0%
  Tier I capital (to average assets):
      Mound City Financial Services, Inc.    $ 6,654,876     5.7%     $ 4,697,604     4.0%                 NA
      Mound City Bank                        $ 9,886,559     8.4%     $ 4,697,604     4.0%     $ 5,872,004      5.0%

Note R.  Fair Value of Financial Instruments
--------------------------------------------

The estimated fair values of the Bank's financial instruments are as follows:

                                      December 31, 1998                   December 31, 1997
                                 -------------------------------------------------------------------
                                  Carrying         Estimated           Carrying       Estimated
                                   amount          fair value           amount        fair value
                                 -------------------------------------------------------------------

Financial assets:
  Cash and cash equivalents      $   4,682,460     $   4,682,460     $   3,495,103    $   3,495,103

  Federal funds sold             $   2,585,000     $   2,585,000     $   4,562,000    $   4,562,000

  Securities                     $  18,567,564     $  18,567,564     $  19,956,739    $  19,956,739

  Net loans                      $  97,715,531     $  98,523,026     $  87,268,114    $  88,050,335

  Accrued interest receivable    $     974,759     $     974,759     $   1,001,105    $   1,001,105

Financial liabilities:

  Deposits                       $ 113,738,498     $ 114,046,154     $ 109,151,027    $ 109,253,037

  U.S. Treasury note account     $     240,367     $     240,367     $     976,625    $     976,625

  Note payable - bank            $   1,847,882     $   1,847,882     $   3,400,000    $   3,400,000

  Long term borrowings           $   4,000,000     $   4,015,157     $        --      $        --

  Accrued interest payable       $   1,043,591     $   1,043,591     $   1,243,067    $   1,243,067


The estimated fair value of fee income on letters of credit at December 31, 1998 and 1997 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 1998 and 1997.

The subsidiary Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the subsidiary Bank's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the subsidiary Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the subsidiary Bank's overall interest rate risk.

Note S.  Mound City Financial Services, Inc. and Subsidiary
(Parent Company only) Financial Information
-----------------------------------------------------------

                                                            December 31,
CONDENSED BALANCE SHEETS                                  1998           1997
--------------------------------------------------------------------------------
Assets:
  Cash                                                $   312,633   $   277,168
  Investment in subsidiary                             10,409,033    10,047,962
  Other assets                                            150,263       141,018
                                                      --------------------------

     Total assets                                      10,871,929    10,466,148

Liabilities:
  Note payable                                          1,847,882     3,400,000
  Other liabilities                                       269,658       250,869
                                                      --------------------------

     Total liabilities                                  2,117,540     3,650,869

Stockholders' equity:
  Common stock, no par value, $1.00 stated value;
    300,000 shares authorized; 31,494 and 26,940
    shares issued in 1998 and 1997 respectively            31,494        26,940
  Surplus                                               7,618,010     6,270,446
  Retained earnings                                       948,829       362,546
                                                      --------------------------
                                                        8,598,333     6,659,932
  Treasury stock - 30 and 20 shares in 1998                (8,066)       (5,056)
    and 1997 respectively
  Accumulated other comprehensive income                  164,122       160,403
                                                      --------------------------
       Total stockholders' equity                     $ 8,754,389   $ 6,815,279

       Total liabilities and stockholders' equity     $10,871,929   $10,466,148

                                                              December 31,
CONDENSED STATEMENT OF INCOME                           1998             1997
--------------------------------------------------------------------------------
Income:
  Dividends from subsidiary                          $ 650,000        $ 950,000
  Interest                                              10,887            2,265
                                                     ---------------------------
          Total income                               $ 660,887        $ 952,265

  Expenses
    Interest                                         $ 261,833        $ 194,774
    Other expenses                                      29,466           13,138
                                                     ---------------------------
          Total expenses                             $ 291,299        $ 207,912

  Income before income tax benefit and equity
    in undistributed net income of subsidiary          369,588          744,353

Income tax benefit                                     (95,323)         (69,920)
                                                     ---------------------------
  Income before equity in undistributed
    net income of subsidiary                           464,911          814,273

Equity in undistributed net income of subsidiary       357,352           97,686
                                                     ---------------------------
          Net income                                 $ 822,263        $ 911,959

                                                              December 31,
CONDENSED STATEMENTS OF CASH FLOW                      1998              1997
--------------------------------------------------------------------------------
Cash flows from operating activities:

  Net income                                      $   822,263       $   911,959
                                                  ------------------------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Increase in other assets                        (9,245)         (141,018)
       Increase in other liabilities                   18,789           250,869
       Equity in undistributed earnings              (357,352)          (97,686)
                                                  ------------------------------
          Total adjustments                          (347,808)           12,165
  Net cash provided by operating activities           474,455           924,124

Cash flows from financing activities:

  Purchase treasury stock                              (3,010)           (5,056)
  Payment dissenter shares                               --          (3,840,000)
  Proceeds on note payable                               --           3,840,000
  Payments on payable                              (1,552,118)         (440,000)
  Net proceeds from stock offering                  1,352,118              --
  Dividends paid                                     (235,980)         (201,900)
                                                  ------------------------------
    Net cash used in financing activities            (438,990)         (646,956)
                                                  ------------------------------

  Increase in cash and cash equivalents                35,465           277,168

Cash and cash equivalents at beginning of year        277,168              --
                                                  ------------------------------

Cash and cash equivalents at end of year          $   312,633       $   277,168

Independent Auditor's Report



Board of Directors
Mound City Financial Services, Inc.
   and Subsidiary
Platteville, Wisconsin

We have audited the accompanying consolidated balance sheets of Mound City Financial Services, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mound City Financial Services, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

                                   VIRCHOW, KRAUSE & COMPANY, LLP



Brookfield, Wisconsin
January 20, 1999

Item 8.  Changes In and Disagreements with
Accountants on Accounting and Financial Disclosure
--------------------------------------------------

There has been no occurrence requiring a response to this Item.


Item 9.  Directors, Executive Officers, Promoters
and Control Persons, Compliance with Section 16(a)
of the Exchange Act
--------------------------------------------------

Company Management
------------------

     The articles of incorporation provide that the board of directors be divided into three classes with terms of office of one class of directors expiring each year. These are called staggered terms for the directors. On March 10, 1998, at the first annual meeting of the shareholders of the Company, three directors were elected for a term of one year, three directors were elected for a term of two years, and three directors were elected for a term of three years. Beginning in March of 1999 and for each subsequent year, the term of office for all directors and classes re-elected will be for three years. The term of office for all executive officers is one year. The following table sets forth certain information concerning the executive officers and directors of the Company:




                            Position with      Year Term      Principal
Name and Age               Holding Company      Expires       Occupation
--------------------------------------------------------------------------------
Wilson J. Boldt, 84          Director           2001      Auto Dealer
Barry J. Brodbeck, 42        Director           1999      Grocer
Keith R. Buchert, 53         Director           2000      Restaurant Owner
Donna J. Hoppenjan, 40       Secretary          1999      Banker
Robert J. Just, Jr., 51      President/CEO,     1999      Banker
                               Director
W. Phil Karrmann, 58         Director           2000      Attorney
Richard J. Kopp, 53          Director           1999      Insurance Agency Owner
Richard L. McWilliams, 61    Vice President,    2000      Retired Chiropractor
                               Director
James D. Soles, 74           Director           2001      Retired Retailer
Douglas W. Speth, 62         Director           2001      Farmer

     Wilson J. Boldt (Director) has been a Director of the Company since September, 1996. Mr. Boldt has also been a director of the Bank since 1976. He has been the owner/operator of the Pioneer Ford and Mercury dealership in Platteville, Wisconsin since 1961.

     Barry J. Brodbeck (Director) has been a Director of the Company since September, 1996. Mr. Brodbeck was first elected to the Bank's Board of Directors in January of 1996. He is Vice President of Human Resources of Brodbeck Enterprises, Inc., Platteville, Wisconsin, the parent company of Dick's Supermarkets, and has been associated with that company since 1982. He graduated in 1979 from Hillsdale College in Hillsdale, Michigan.

     Keith R. Buchert (Director) has been a Director of the Company since September, 1996. - Mr. Buchert is the owner/operator of three area restaurants:
Country Kitchen of Platteville; Country Kitchen of Columbus, Wisconsin; and the Timbers, of Platteville. He has served on the Bank Board of Directors since June of 1994.

     Donna J. Hoppenjan (Secretary) has served as the Secretary of the Company since September, 1996. Mrs. Hoppenjan began employment with the Bank in June of 1977 as a teller and has had experience in every phase of the retail operations of the Bank. She served as Internal Auditor from 1988 until her promotion to her current position, Vice President--Retail Services, in January of 1995. She currently serves as Cashier and Secretary to the Bank's Board of Directors.

     Robert J. Just, Jr. (President, Chief Executive Officer, Director) has served as the President, CEO, and a Director of the Company since September, 1996. Mr. Just has been employed with the Mound City Bank since August of 1971. A graduate of the University of Wisconsin - Platteville and the Graduate School of Banking in Madison, Mr. Just has served as President and a Director of Bank since November of 1986.

     W. Phil Karrmann (Director) has been a Director of the Company since September, 1996. A partner in the Law Firm of Karrmann, Buggs and Baxter, Mr. Karrmann received his law degree from the University of Wisconsin Law School in 1964. He has served as a member of the Bank's Board of Directors since 1972.

     Richard J. Kopp (Director) has been a Director of the Company since September, 1996. A graduate of the University of Wisconsin - Platteville, Mr. Kopp has been the owner/operator of the House of Insurance since May of 1972. He has been a director of the Bank since 1988.

     Richard L. McWilliams (Vice President, Director) has served as the Vice President and a Director of the Company since September, 1996.- Dr. McWilliams received his Chiropractic Degree from Palmer Chiropractic College in 1959. Now retired, he had been a partner in Chiropractic Associates in Platteville since 1960. Dr. McWilliams has been a member of the Board of Directors of the Bank since 1981 and has served as Chairman of the Board since May of 1994.

     James D. Soles (Director) has been a Director of the Company since September, 1996. Mr. Soles was the owner/operator of Dewey's Shoe Store, on Main Street in Platteville, from 1949 until his retirement in 1987. He has served on the Board of Directors for the Bank since 1959.

     Douglas W. Speth (Director) has been a Director of the Company since September, 1996. Mr. Speth managed a 264-acre beef and crop farming operation in Elk Grove Township. Mr. Speth has served as Director with the Bank since 1976.

     There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director. There are no family relationships between any of the directors of executive officers of the Company.

Meetings of the Board of Directors
----------------------------------

     The Board of Directors of the Company had 5 meetings during the fiscal year ended December 31, 1998. Each director of the Company attended at least 80% of the board meetings and committee meetings of which such director was a member. The Board of Directors of the Bank had 12 meetings during the fiscal year ended December 31, 1998. Each Director of the Bank attended at least 83% of the total number of board meetings and committee meetings of which such director was a member.

     The Board of Directors of the Company has an Executive Committee. The Board of Directors of the Bank has a Loan Committee, Audit and Exam Committee, Trust Committee and a Long Range Planning Committee.

Bank Management
---------------

     The following persons constitute the executive officers and directors of the Bank:


                           Position with
                           Bank/Number of
Name and Age               Years at Bank                           Served Since
--------------------------------------------------------------------------------
John R. Arendt, 51         Vice President Commercial Lending,       1986
                           12 yrs

Wilson J. Boldt, 84        Director, 22 yrs                         1976

                             Position with
                             Bank/Number of
Name and Age                 Years at Bank                         Served Since
--------------------------------------------------------------------------------

Barry J. Brodbeck, 42        Director, 2.5 yrs                        Jan. 1996

Keith Buchert, 53            Director, 4 yrs                          1994

Donna J. Hoppenjan, 40       Cashier, Vice President Retail           1977
                             Services, 21 yrs

David D. Jones, 58           Vice President Marketing and Business    1960
                             Development, 38 yrs.

Robert J. Just, Jr., 51      Director, President/CEO, 27 yrs          1971

W. Phil  Karrmann, 58        Director, 26 yrs                         1972

Richard J. Kopp, 53          Director, 10 yrs                         1988

Richard L. McWilliams, 61    Vice President, Director, Chairman,      1981
                             17 yrs

James D. Soles, 74           Director, 39 yrs                         1959

Douglas W. Speth, 62         Director, 22 yrs                         1976

Joseph L. Witmer, 41         Vice President/Sr. Loan Officer,         1985
                             13 yrs


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The Company is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Item 10.  Executive Compensation
--------------------------------

     The following table outlines the annual compensation and estimated annual benefits paid by the Bank to Mr. Just for services rendered in his capacity as President and Chief Executive Officer of the Bank. None of the other executive officers had total annual salary and bonus which exceeded $100,000 during the last fiscal year.

                           Summary Compensation Table

Name/Principal Position     Year    Salary ($)(1)     Bonus ($)     Other ($)(2)
--------------------------------------------------------------------------------
Robert J. Just, Jr.,        1998    $122,574.69      $16,100.00     $ 4,191.84
President/CEO
Robert J. Just, Jr.,        1997    $110,552.40      $ 4,920.00     $ 4,114.80
President/CEO
Robert J. Just, Jr.,        1996    $ 95,577.75      $ 4,466.25     $ 6,978.92
President/CEO

(1) "Salary" includes 401(k) and Money Purchase Plan contributions made by the Bank on behalf of Mr. Just.

(2) These are the amounts paid by the Bank for Mr. Just's health insurance premiums in the amount of $4,191.84 in 1998, $4,114.80 in 1997, and $3,253.92 in 1996. This item also includes meeting attendance fees of $3,725.00 in 1996.

     The entire Board of Directors reviews and determines the compensation for the officers of the Bank. The Board's Compensation Committee is responsible for making specific compensation recommendations to the Board. The Compensation Committee consists of Messrs. Brodbeck, Just, Kopp, McWilliams and Soles. Mr. Just is the only executive officer who is a member of the Board and thus participates in decisions concerning compensation. In 1992, the Bank entered into an Executive Employee Salary Continuation Agreement with Mr. Just. The Agreement calls for continued compensation of $40,000 per year for 17 years upon retirement or, in specific cases, termination of Mr. Just's employment. Normal retirement is defined as age 60. The contractual benefit is being funded with the purchase of life insurance policies owned by the Bank insuring Mr. Just.

Compensation for Directors
--------------------------

     The Company's directors do not receive any fees for serving on the Board. Outside directors of the Bank receive $300 per meeting attended for regularly scheduled monthly Board of Directors meetings. They also receive $150 for each Committee meeting (averaging two per month or 24 per year) and an annual $500 bonus. Bank board members are also eligible for the Bank's health insurance plan and the Bank pays 75% of the monthly premium for this coverage. The current cost to the Bank for health insurance coverage for outside directors is $4,191.84 per participating director per year.

     The only inside director of the Bank is President and CEO Robert J. Just, Jr. Until June 30, 1996, Mr. Just received the same meeting attendance fees as outside directors but did not receive the annual director bonus. As of July 1, 1996, no meeting attendance fees are paid to Mr. Just over and above his regular salary.

Employee Benefit Plans
----------------------

     On January 19, 1988, the Bank implemented a contributory 401(k) employee savings plan available to all eligible employees, subject to certain minimum age and service requirements. For the fiscal year ended December 31, 1998, the Bank's contribution to the 401(k) plan was $48,189.37, of which $36,995.48 was contributed for employees (other than executive officers) and the balance of contributions made for all executive officers totaled $11,193.89.

     On March 9, 1998, the Bank implemented a money purchase plan available to all eligible employees, subject to certain minimum age and service requirements. For the fiscal year ended December 31, 1998, the Bank's contribution to the money purchase plan was $39,666.16, of which $27,743.76 was contributed for employees other than executive officers and the balance of the contributions made for all executive officers totaled $11,922.40.

     The Bank also provides health insurance, dental insurance and group life insurance for eligible employees. For the fiscal year ended December 31, 1998, the cost of these coverages were $168,028.56, $22,466.61, $9,962.72 respectively.

Item 11.  Security Ownership of Certain
Beneficial Owners and Management
---------------------------------------

     The following table sets forth certain information as of December 31, 1998 with respect to ownership of the outstanding common stock of the Company by (1) all persons known to the Company to beneficially own more than five percent (5%) of the Company's outstanding stock; (2) each of the Company's Directors, (3) each of the Company's executive officers; and (4) all Directors and executive officers of the Company as a group. Beneficial ownership as reported in the table below has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 - shares owned of record individually and jointly, or by a spouse or children residing at the same address, and the shares which any such person controls the right to vote.

                                           Number of
                                           Shares Benefi-     Percentage of
Name(1)                                    cially Owned(2)    Outstanding Shares
--------------------------------------------------------------------------------
Wilson J. Boldt(3)....................           950              3.02%
Barry J. Brodbeck(4)..................           180               *
Keith R. Buchert......................           160               *
Donna J. Hoppenjan(5).................            40               *
Robert J. Just, Jr.(6)................           655              2.08%
W. Phil Karrmann(7)...................         1,330              4.23%
Richard J. Kopp(8)....................           482              1.53%
Richard L. McWilliams(9)..............           690              2.19%
James D. Soles(10)....................           600              1.91%
Douglas W. Speth......................           130               *
Directors and executive officers
as a group............................         5,217             16.58%


-----------------------------------
*     Less than one percent (1%).

(1) The address of each principal shareholder is 25 East Pine Street, Platteville, Wisconsin 53818.

(2) Unless otherwise stated below, each person has sole voting and investment power with respect to all such shares.

(3)  Includes 250 shares beneficially owned by Mr. Boldt's spouse, Vera Boldt.

(4) Mr. Brodbeck is also a beneficiary of the Richard W. Brodbeck Family Trust, Gus Harms, Trustee. The Trust owns 560 shares.

(5) Includes 10 shares beneficially owned by Ms. Hoppenjan and her spouse, Rick Hoppenjan.

(6)  Includes 20 shares  beneficially owned by Mr. Just's spouse,  Joan E. Just.

(7) Includes 630 shares beneficially owned by Mr. Karrmann's spouse, Barbara H. Karrmann.

(8) Includes 250 shares held by a trust for which Mr. Kopp and his spouse, Patricia T. Kopp, act as trustees.

(9)  Includes 130 shares beneficially owned by Mr. McWilliams' spouse,  Patricia
     A. McWilliams.

(10) Includes 200 shares  beneficially  owned by Mr.  Soles'  spouse,  Maxine F.
     Soles.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The Company has not engaged in any transactions or entered into any contracts with any of its directors or executive officers. No such transactions or contracts are anticipated at this time by the Company.

      The Bank has had, in the ordinary course of business, and will continue to have in the future, banking transactions such as personal and business loans with its directors and officers. Such loans are now and will continue to be on the same terms, including collateral and interest rate, as those prevailing at the same time for comparable transactions with others of similar credit standing and do not and will not in the future involve more than normal risks of collectibility or present other favorable features.

      At no time during 1997 and 1998 did the maximum aggregate direct and indirect extensions of credit to any director, executive officer or 10% shareholder of the Company or Bank, and to his or her respective related interest, exceed fifteen percent (15%) of the Bank's capital. From time to time, the Bank has entered into nonbanking business transactions with entities with which some of its directors are affiliated. Those transactions have been at arms length and at competitive prices.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

     (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, Registration Number 333-53797. The exhibit numbers correspond to the exhibit numbers in the referenced document.

     Exhibit No.                Description of Exhibit
--------------------------------------------------------------------------------
     *3.1            Articles of Incorporation of the Company

     *3.2            Bylaws of the Company

     *4.1            Specimen Stock Certificate

     *10.1 Executive Employee Salary Continuation Agreement between Mound City Bank and Robert J. Just, Jr.

     *21.1           List of Subsidiaries of Mound City Financial Services, Inc.

    **27.1           Financial Data Schedule (for SEC use only)


* Previously filed by the Company as exhibits (with the same exhibit number) to a Registration Statement on Form SB-2 (File No. 333-53797), and each document is incorporated herein by reference.

**  Filed herewith.

      (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Platteville, State of Wisconsin, on the 25th day of March, 1999.

                                      MOUND CITY FINANCIAL SERVICES, INC.
                                      By:
                                          /s/ Robert J. Just, Jr.
                                            Robert J. Just, Jr.
                                            President, Chief Executive Office,
                                            Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title(s)                     Date

/s/ Robert J. Just, Jr.        President/CEO,              March 24, 1999
Robert J. Just, Jr.            (Principal Executive
                               and Accounting Officer)
                               Director


_________________________      Vice President,             ______________, 1999
Richard L. McWilliams          Chairman/Director


/s/ Wilson J. Boldt            Director                    March 24, 1999
Wilson J. Boldt


/s/ Barry J. Brodbeck          Director                    March 24, 1999
Barry J. Brodbeck


/s/ Keigh R. Buchert           Director                    March 24, 1999
Keith R. Buchert

/s/ Donna J. Hoppenjan         Secretary                   March 25, 1999
Donna J. Hoppenjan


/s/ W. Phil Karrmann           Director                    March 24, 1999
W. Phil Karrmann


_________________________      Director                    ______________, 1999
Richard J. Kopp


_________________________      Director                    ______________, 1999
James D. Soles


/s/ Douglas W. Speth           Director                    March 25, 1999
Douglas W. Speth


Supplemental Information to be furnished with Reports filed pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers. We have furnished the Commission for its information, at the time of filing this report, four copies of the annual report to security holders covering the Company's last fiscal year.

                                INDEX TO EXHIBITS



     Exhibit No.           Description

     27.1                  Financial Data Schedule (for SEC use only)

Mound City Financial Services
Financial Data Schedule
Year End 1998
--------------------------------------------------------------------------------

Period Type...............................................................12 mos
Fiscal Year end.........................................................12/31/98
Period End..............................................................12/31/98
Cash...................................................................4,682,000
Interest Bearing Deposits......................................................0
Fed Funds Sold.........................................................2,585,000
Trading Assets.................................................................0
Investments Held For Sale.............................................18,568,000
Investments Carrying...........................................................0
Investments Market.............................................................0
Loans.................................................................98,997,000
Allowance..............................................................1,282,000
Total Assets.........................................................130,446,000
Deposits.............................................................113,738,000
Short Term.............................................................2,088,000
Liabilities Other......................................................1,865,000
Long Term..............................................................4,000,000
Preferred Mandatory............................................................0
Preferred......................................................................0
Common....................................................................31,000
Other SE...............................................................8,567,000
Total Liabilities and Equity.........................................130,446,000
Interest Loan..........................................................8,140,000
Interest Invest........................................................1,108,000
Interest Other...........................................................127,000
Interest Total.........................................................9,375,000
Interest Deposit.......................................................4,980,000
Interest Expense.......................................................5,429,000
Total Interest Income Net..............................................3,947,000
Loan Losses..............................................................271,000
Securities Gains..........................................................22,000
Expense Other..........................................................3,420,000
Income Pre-tax.........................................................1,043,000

Long Term..............................................................4,000,000
Income Pre-Extraordinary.................................................822,000
Extraordinary..................................................................0
Changes........................................................................0
Net Income...............................................................822,000
EPS Primary...................................................................30
EPS Diluted...................................................................30
Yield Actual................................................................8.39
Loans Non................................................................823,000
Loans Past.....................................................................0
Loans Troubled...........................................................823,000
Loans Problem............................................................823,000
Allowance Open.........................................................1,159,000
Charge Offs..............................................................179,000
Recoveries................................................................31,000
Allowance Close........................................................1,282,000
Allowance Domestic.....................................................1,282,000
Allowance Foreign..............................................................0
Allowance Unallocated..........................................................0